Form 10-Q
period 1993-12-31
STANDARD PRODUCTS CO
filed 1994-02-11
CIK 93448

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C.  20549

                                   FORM 10-Q
(Mark One)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1993

                                       OR

         [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

  For the transition period from _____________________ to ____________________

                           Commission File No. 1-2917

                         THE STANDARD PRODUCTS COMPANY
             -----------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


                Ohio                                                    34-0549970
- -------------------------------------                              -------------------
   (State or Other Jurisdiction of                                  (I.R.S. Employer
   Incorporation or Organization)                                  Identification No.)


                  2130 West 110th Street, Cleveland, OH 44102
             -----------------------------------------------------
             (Address of Principal Executive Offices and Zip Code)

       Registrant's telephone number, including area code (216) 281-8300



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X       No _____
                                               ------

         Number of common shares outstanding as of February 8, 1994: 16,650,930
                                                                     ----------

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                          The following consolidated financial statements are
                 submitted in accordance with the Securities and Exchange Commission's rules and regulations for Form 10-Q.

                          These consolidated financial statements reflect all
                 adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary to present fairly the financial position and results of operations for the interim periods presented.


             THE STANDARD PRODUCTS COMPANY AND SUBSIDIARY COMPANIES
                          Consolidated Balance Sheets
                                  (Unaudited)
                             (Thousands of Dollars)

                                                                                     Dec. 31,      June 30,
                                                                                        1993         1993
                                                                                     ---------     --------
ASSETS
Current Assets:
  Cash and cash equivalents....................................................      $ 13,391    $   5,548
  Receivables, less allowances of $2,550 at December 31 and
   $2,293 at June 30...........................................................       139,514      162,758
  Inventories..................................................................        55,843       48,472
  Prepaid insurance, taxes, etc................................................        16,323       17,559
                                                                                     --------     --------

   Total current assets........................................................       225,071      234,337
                                                                                     --------     --------

Property, Plant and Equipment, at cost.........................................       390,757      377,564

  Less - Accumulated depreciation..............................................      (168,180)    (153,137)
                                                                                     --------     --------
                                                                                      222,577      224,427
Goodwill, net..................................................................        58,447       61,286
Other Assets...................................................................        52,601       44,800
                                                                                     --------     --------
                                                                                     $558,696     $564,850
                                                                                     ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Short-term notes payable.....................................................      $  8,633    $   7,834
  Current maturities of long-term debt.........................................         5,154        5,856
  Accounts payable.............................................................        63,887       75,693
  Accrued payrolls.............................................................        16,895       21,400
  Accrued expenses.............................................................        33,753       41,412
  Dividend payable.............................................................         2,661        2,746
                                                                                     --------    ---------

   Total current liabilities..................................................        130,983      154,941
                                                                                     --------     --------

Long-term Debt, net of current maturities.....................................        135,805      115,607
                                                                                     --------     --------

Other Postretirement Benefits.................................................         25,683       25,627
                                                                                    ---------    ---------

Deferred Income Taxes and Other Credits.......................................         42,830       44,239
                                                                                    ---------    ---------

Commitments and Contingent Liabilities
Shareholders' Equity:
  Serial preferred shares, without par value, authorized 6,000,000 voting
   and 6,000,000 non-voting shares, none issued...............................             -            -
  Common shares, par value $1 per share; authorized 50,000,000 shares, issued and outstanding, 16,628,373 shares at December 31 and
   16,551,974 at June 30......................................................         16,628       16,552
  Paid-in capital.............................................................         94,608       94,083
  Retained earnings...........................................................        126,380      120,660
  Foreign currency translation adjustments....................................        (14,022)      (6,650)
  Minimum pension liability...................................................           (199)        (209)
                                                                                     --------     --------
   Total shareholders' equity.................................................        223,395      224,436
                                                                                     --------     --------
                                                                                     $558,696     $564,850
                                                                                     ========     ========

        The accompanying notes are an integral part of these statements.

             THE STANDARD PRODUCTS COMPANY AND SUBSIDIARY COMPANIES
                       CONSOLIDATED STATEMENTS OF INCOME
          For the Periods Ended December 31, 1993 and January 3, 1993
                                  (Unaudited)
                    (Thousands of Dollars Except Share Data)

                                                                             Three Months                     Six Months
                                                                    ----------------------------      --------------------------
                                                                     Dec. 31          Jan. 3           Dec. 31          Jan. 3
                                                                       1993             1993             1993             1993
                                                                    ----------       ----------       ----------       ----------
Net Sales......................................................      $198,335          $174,795        $400,026         $339,212
                                                                     --------          --------        --------         --------

Cost of Goods Sold:
   Materials, wages and other manufacturing costs..............       167,466           146,313         335,643          288,071
   Research, engineering and development expenses..............         6,246             4,001          13,595            8,853
                                                                     --------          --------        --------         --------
                                                                      173,712           150,314         349,238          296,924
                                                                     --------          --------        --------         --------
Gross Income...................................................        24,623            24,481          50,788           42,288
Selling, General and Administrative Expenses...................        13,123            11,170          27,599           21,774
                                                                     --------          --------        --------         --------
                                                                       11,500            13,311          23,189           20,514
Other Income (Deductions):
   Royalty and dividend income.................................            97               293             219              507
   Interest expense, net.......................................        (2,379)           (1,534)         (5,131)          (2,800)
   Other, net..................................................           (26)             (287)           (985)             141
                                                                     --------         ---------       ---------         --------
                                                                       (2,308)           (1,528)         (5,897)          (2,152)
                                                                     --------          --------        --------         --------
Income before Taxes on Income and Cumulative Effect on
  Prior Years of Change in Accounting Principle ...............         9,192            11,783          17,292           18,362
Provision for Taxes on Income..................................         3,005             3,970           6,253            6,113
                                                                     --------          --------        --------         --------
Income Before Cumulative Effect on Prior Years of Change in
  Accounting Principle.........................................         6,187             7,813          11,039           12,249
Cumulative Effect on Prior Years of Change in Accounting
  Principle, Less Applicable Income Tax of $5,088..............             -                 -               -           (8,301)
                                                                     --------          --------        --------         --------

Net Income.....................................................      $  6,187          $  7,813        $ 11,039         $  3,948
                                                                     ========          ========        ========         ========

Earnings (Loss) Per Common Share:
   Income Before Cumulative Effect on Prior Years of
     Change in Accounting Principle............................          $.37             $.52             $.66            $ .81
   Cumulative Effect on Prior Years of Change in
     Accounting Principle, Net of Tax..........................             -                -                -             (.55)
                                                                         ----             ----             ----            -----
Earnings Per Common Share......................................          $.37             $.52             $.66            $ .26
                                                                         ====             ====             ====            =====

Average Shares Outstanding.....................................        16,616           15,094           16,598           15,079
                                                                       ======           ======           ======           ======

        The accompanying notes are an integral part of these statements.

             THE STANDARD PRODUCTS COMPANY AND SUBSIDIARY COMPANIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
          FOR THE PERIODS ENDED DECEMBER 31, 1993 AND JANUARY 3, 1993
                                  (Unaudited)
                             (Thousands of Dollars)
                                                                                       Foreign                          Total
                                                                                       Currency         Minimum         Share-
                                                  Common        Paid-In    Retained    Translation      Pension         holders'
                                                  Shares        Capital    Earnings    Adjustments      Liability       Equity
                                                  -------       -------    --------    -----------      ---------       --------
Balance, June 30, 1993........................    $16,552       $94,083    $120,660     $ (6,650)       $  (209)        $224,436
Net income....................................          -             -      11,039            -              -           11,039
Cash dividends ($.32 per share)...............          -             -      (5,319)           -              -           (5,319)
Foreign currency translation adjustments                -             -           -       (7,372)             -           (7,372)
Restricted stock awards.......................          -           178           -            -              -              178
Sale of 76,399 shares to option holders.......         76           347           -            -              -              423
Minimum pension liability.....................          -             -           -            -             10               10
                                                  -------       -------    --------     ---------       -------         --------
Balance, December 31, 1993....................    $16,628       $94,608    $126,380     $(14,022)       $  (199)        $223,395
                                                  =======       =======    ========     =========       =======         ========

Balance, June 28, 1992........................    $12,035       $53,222    $106,547     $  6,264        $  (315)        $177,753
Net income....................................          -             -       3,948            -              -            3,948
Cash dividends ($.32 per share)...............          -             -      (3,865)           -              -           (3,865)
Foreign currency translation adjustments                -             -           -      (13,383)             -          (13,383)
Restricted stock awards.......................          -           237           -            -              -              237
Sale of 43,480 shares to option holders..              43           373           -            -              -              416
Minimum pension liability.....................          -             -           -            -             31               31
                                                  -------       -------    --------     ---------       -------         --------
Balance, January 3, 1993.....................     $12,078       $53,832    $106,630     $ (7,119)       $  (284)        $165,137
                                                  =======       =======    ========     =========       =======         ========

                         The accompanying notes are an integral part of these statements.

             THE STANDARD PRODUCTS COMPANY AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                    FOR THE PERIODS ENDED DECEMBER 31, 1993
                              AND JANUARY 3, 1993
                                  (Unaudited)
                             (Thousands of Dollars)

                                                                             Dec. 31,         Jan. 3,
                                                                               1993             1993
                                                                             --------         --------
Net cash provided by (used for) operating activities:
  Net income.........................................................        $ 11,039         $  3,948
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization..................................          21,026           12,522
      Cumulative effect of change in accounting principle............               -            8,301
      Deferred taxes and other credits...............................          (2,840)            (244)
      Equity in loss of non-consolidated affiliate...................             788              298
      Effect of changes in foreign currency..........................           1,807           (5,021)
      Other operating items..........................................          (5,495)            (187)
                                                                             --------         --------

         Net cash provided by continuing operations..................          26,325           19,617
                                                                             --------         --------

Net cash provided by (used for) changes in operating assets and liabilities:
      Receivables....................................................          23,102           20,223
      Inventories....................................................          (7,334)             501
      Accounts payable and accrued expenses..........................         (24,257)         (20,002)
      Other..........................................................           1,534           (1,117)
                                                                             --------         --------
         Net cash used for changes in operating assets and liabilities         (6,955)            (395)
                                                                             --------         --------
         Net cash used for operating activities......................          19,370           19,222
                                                                             --------         --------
Net cash used for investments:
  Purchase of property, plant and equipment, net.....................         (26,182)         (11,309)
  Investments in affiliates..........................................          (1,500)          (8,700)
  Assets acquired by purchase of businesses..........................               -           (5,517)
                                                                             --------         --------
         Net cash used for investments...............................         (27,682)         (25,526)
                                                                             --------         --------

Net cash provided by (used for) financing:
  Proceeds of long-term borrowings...................................         110,343              150
  Net increase in short-term borrowings..............................             507            4,400
  Repayment of long-term borrowings..................................         (89,865)          (1,554)
  Cash dividends.....................................................          (5,319)          (3,865)
                                                                             --------         --------
         Net cash provided by (used for) financing...................          15,666             (869)
                                                                             --------         --------

Effect of exchange rate changes on cash..............................             489               31
                                                                             --------         --------
Increase (decrease) in cash and cash equivalents.....................           7,843           (7,142)

Cash and cash equivalents at the beginning of the period.............           5,548           44,342
                                                                             --------          -------
Cash and cash equivalents at the end of the period...................        $ 13,391         $ 37,200
                                                                             ========         ========

        The accompanying notes are an integral part of these statements.

             THE STANDARD PRODUCTS COMPANY AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1993

1.       ACCOUNTING POLICIES

         A.  Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Major intercompany items have been eliminated.

         B.  Inventories

         Inventories are stated at the lower of cost or market. The majority of domestic inventories are valued using the last-in, first-out (LIFO) method and the remaining inventories are valued using the first-in, first-out (FIFO) method. The major components of inventory at December 31, 1993 and June 30, 1993 are as follows:

                                                    Dec. 31          June 30
                                                   --------         --------
                                                   (Thousands of Dollars)
Raw materials..............................          $17,685         $20,055
Work-in-process and finished goods.........           38,158          28,417
                                                     -------         -------
     Totals................................          $55,843         $48,472
                                                     =======         =======

2.       ACQUISITIONS

         In January 1993, the Company acquired all of the issued and outstanding shares of capital stock of Standard Products Industriel (SPI), a French Company. SPI designs, develops and manufactures window and glass weatherstrips, vehicle body and door seals and glass encapsulation products for French, other European and North American auto manufacturers.

         The cost of the acquisition was approximately $125,500,000. The acquisition has been accounted for under the purchase method of accounting, and the financial statements of the Company include the acquired assets, assumed liabilities and results of operations of SPI since the date of acquisition.
The first half of fiscal 1994 reflects the results of operation of SPI for the six month period June 1, 1993 through December 31, 1993. A preliminary estimate of the valuation of the assets acquired and liabilities assumed in accordance with Accounting Principles Board Opinion No. 16 resulted in goodwill and other assets of approximately $52,000,000. Further adjustments of the purchase price allocation could result from additional analysis of the transactions.

         For the second quarter and first half of fiscal 1993, pro forma sales would have been $211,700,000 and $408,800,000, respectively. Pro forma income before extraordinary items and changes in accounting principles would have been $7,600,000, or $.50 a share, for the second quarter, and $11,300,000, or $.75 a share, for the first six months of fiscal 1993. All pro forma amounts are unaudited.

3.       DEBT

         Long-term debt at December 31, 1993 and June 30, 1993 consisted of the following:

                                                    Dec. 31          June 30
                                                   --------         --------
                                                   (Thousands of Dollars)
Senior Notes................................        $100,000        $      -
Revolving credit agreement..................          20,000          75,000
First mortgage industrial revenue bonds.....          12,308          13,144
Other debt..................................           8,651           8,319
                                                    --------        --------
Total.......................................         140,959         121,463
Less - current maturities...................           5,154           5,856
                                                   ---------        --------
                                                    $135,805        $115,607
                                                    ========        ========

         In connection with the acquisition of SPI, the Company entered into a $175,000,000 Revolving Credit Agreement (Credit Agreement) with a group of banks until January 19, 1996. The funds initially borrowed were used to finance the acquisition of SPI.

         In May 1993, the Company filed a shelf registration with the Securities and Exchange Commission for the issuance of up to $100,000,000 in debt securities and up to $50,000,000 of Company common shares. On June 30, 1993, the Company issued in a public offering 1,400,000 common shares for an aggregate public offering price of $45,150,000. Proceeds of the offering were used to repay a portion of the borrowings outstanding under the Credit Agreement, and the available commitments under the Credit Agreement were reduced from $175,000,000 to $125,000,000.

         In December 1993, the Company negotiated a 6.55%, $75,000,000 Senior Note term loan with an insurance company. Interest payments are payable semi-annually, and principal payments of $12,500,000 begin December 1998 through December 2002, with the balance due on maturity in December 2003. The Senior Note Agreement requires the Company to maintain certain financial covenants for net worth, working capital, capitalization and interest coverage.

         Proceeds of the Senior Note were used to reduce borrowings under the Credit Agreement. After repayment, borrowings outstanding under the Credit Agreement were $20,000,000 at December 31, 1993 at an interest rate of 3.95%.

         The $25,000,000 Senior Notes outstanding at December 31, 1993 represent unsecured debt security placed directly with the holder. The interest rate is 9.81%, and the notes are payable July 1, 1999. The $25,000,000 Senior Note Agreement also requires the Company to maintain certain financial ratios and provide for financial restrictions as to indebtedness and net worth.

         Under the most restrictive covenants of the Company's various loan agreements, principally the Credit Agreement, $65,812,000 of retained earnings were not restricted at December 31, 1993 for the payment of dividends, and the ratio of current assets to current liabilities was 1.72 to 1, in excess of the minimum requirement of 1.25 to 1.

4.       POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

         In the fourth quarter of fiscal 1993, the Company adopted SFAS No. 106, Employers' Accounting For Postretirement Benefits Other Than Pensions, retroactive to the beginning of fiscal 1993. As a result, the previously reported quarterly results of operations have been restated to reflect adoption of the standard as of the beginning of fiscal 1993 and the recognition of the expense of these plans on the accrual basis. The accumulated postretirement benefit obligation, $13,389,000, $8,301,000 after tax, was recorded as a charge to earnings in the restated first quarter of fiscal 1993. The accrual basis of accounting for other postretirement benefits approximated the former cash basis method and subsequent quarters of fiscal 1993 did not require restatement.

5.       DISCONTINUED OPERATIONS

         In 1991, the Company decided to discontinue its participation in the military business. As a result, the Company significantly curtailed operations at its Port Clinton Division and recorded a provision of $30,000,000 for estimated ongoing losses and estimated costs associated with closure and/or sale of the division. In 1993, the Company announced the complete closure of the Port Clinton Division which had been involved in rubber mixing for other Company facilities since it discontinued the military business.

         The Company has completed or subcontracted its contractual commitments, and losses incurred were charged to the reserve. Assets of the division are being held pending sale, transfer to other Company facilities or disposal. Their remaining net book value has been reserved. The accumulated postretirement benefits of the Port Clinton employees had been recognized in the provision for discontinued operations of $30,000,000 recorded in 1991 and has been reclassified to accrued postretirement benefits. The remaining balance of the reserve of $6,300,000, which is included in Accrued Expenses in the accompanying consolidated balance sheet, is for building and site work and closure costs.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION

            RESULTS OF OPERATIONS

            For the second quarter of fiscal 1994, sales were $198,335,000 compared to $174,795,000 a year ago, an increase of 13%. Sales for this year's second quarter include $31,637,000 of sales related to Standard Products Industriel (SPI) and its affiliate, 5 Rubber, which were acquired in January 1993. Net income for the second quarter of fiscal 1994 was $6,187,000, or $.37 a share, compared to net income of $7,813,000, or $.52 a share, a year ago.

            For the first six months of fiscal 1994, sales were $400,026,000 versus $339,212,000 for the first six months of fiscal 1993. The acquisition of SPI resulted in incremental sales of $66,887,000. Net income for the first six months of 1994 was $11,039,000, or $.66 a share. For the first six months of 1993, income before nonrecurring items was $12,249,000, or $.81 a share. Last year's first quarter and first half periods were restated to reflect the adoption of Statement of Financial Accounting Standard (SFAS) No. 106, Employers' Accounting for Postretirement Benefits Other than Pensions. The cumulative effect of adopting SFAS No. 106 was to reduce pretax earnings by $13,389,000, $8,301,000 after tax, resulting in restated first half of fiscal 1993 net income of $3,948,000, or $.26 a share.

            Average shares outstanding have increased by approximately 1,500,000 shares in the fiscal 1994 periods compared to the fiscal 1993 periods. In June 1993, the Company issued 1,400,000 common shares in a public offering resulting in the increase in average shares outstanding.

            Sales of the Transportation Equipment Segment were $169,939,000 in the second quarter of fiscal 1994 compared to $146,670,000 a year ago. The fiscal 1994 sales include the aforementioned sales of SPI. In North America, sales were $105,799,000, a 5% decrease from a year ago. The current year period includes $4,195,000 of sales of 5 Rubber Corporation, acquired in January 1993 in connection with the SPI acquisition. The increase related to 5 Rubber was offset by two factors. Sales volume declined due to parts supplied to popular models whose production was concluded for new model changeover, lower current year production from the prior year's levels and cessation of production of certain parts. The volume declines reduced sales by approximately $7,800,000. North American sales were further reduced by approximately $1,800,000 related to a decline in the rate of exchange between the Canadian and U.S. dollar. Sales of the Company's subsidiary in the United Kingdom, Standard Products Limited (SPL), were ahead of last year's second quarter period by $800,000. Volume gains were realized on steady shipments to North America for the Crown Victoria/Grand Marquis production, while new products were manufactured for United Kingdom original equipment sales. Exchange rate declines offset the SPL's volume increases by approximately $1,200,000. Sales of SPI of $27,442,000 were incremental over last year, and sales of Holm Industries, Inc., the Company's subsidiary which supplies plastic and magnetic door seals for the appliance industry, were ahead by approximately $425,000.

            For the first six months of fiscal 1994, Transportation Equipment sales were $341,984,000, including $66,687,000 of incremental sales related to the SPI acquisition. A year ago, Transportation Equipment sales were $281,408,000. Sales were adversely affected by exchange rate variations between years amounting to approximately $10,000,000, and sales of Holm Industries were ahead of the prior year by approximately $4,100,000.

            Sales of the Tread Rubber Segment were $28,396,000 for the second quarter and $58,042,000 for the first six months of fiscal 1994, approximately even with sales of fiscal 1993 second quarter and first half.

            For the second quarter of fiscal 1994, consolidated gross margin was 12.4% compared to 14.0% a year ago. For the first half, the consolidated gross margin was 12.7% for fiscal 1994 and 12.5% for fiscal 1993. Consolidated gross margin for the second quarter of fiscal 1994 was adversely impacted by the sales volume decline for the North American automotive market offset slightly by volume gains at Holm Industries. The margin in the second quarter was also reduced by sales of lower margin Tread Rubber Segment products. Lastly, the Company's consolidated gross margin was lowered by excess costs incurred at the Company's Winnsboro, South Carolina plant related to manufacturing start-up difficulties and by manufacturing variances experienced at two of the Company's Tread Rubber Segment plants. These negative factors were offset by the incremental gross profit of the SPI acquisition.

            For the six month period of fiscal 1994, margins were adversely affected by increased sales of lower margin products in the Tread Rubber Segment. This decline was offset by the effects of the SPI acquisition and by reduced overhead spending related to the absence of new product launch costs experienced in last year's first half period.

            The effect of reduced sales volumes on consolidated gross margin is expected to continue in the third and fourth quarters of fiscal 1994. A customer of the Company has begun the conversion of its assembly plant facilities to a new model, and production is expected to resume late in the Company's third quarter period. Once production resumes, the return to normal full production will be gradual until late in the Company's fourth quarter. In addition to the Company's launch of new parts for this model, the Company is also in the process of launching parts for two other models being introduced by other customers.

            Selling, general and administrative expenses were 6.6% of sales in the second quarter of fiscal 1994 compared to 6.4% a year ago. For the first half of fiscal 1994, selling, general and administrative expenses were 6.9% of sales versus 6.4% a year ago. Expenditures have increased primarily due to the SPI acquisition.

            Net interest expense for the second quarter of fiscal 1994 was $2,379,000 versus $1,534,000 a year ago. In 1994, the second quarter interest expense was $2,524,000 and interest income was $145,000. Last year, interest expense was $1,894,000 and interest income was $360,000. The increased interest expense resulted from a higher level of borrowed funds related to the SPI acquisition at an approximate average interest rate of 4%, offset by savings realized from the early retirement of the Company's Senior Notes. The Senior Notes, at an interest rate of 9.71%, were repaid in January 1993. Interest income declined as the amount of invested funds were reduced and interest rates were lowered.

            For the first half of fiscal 1994, net interest expense was $5,131,000 compared to $2,800,000 in the first half of fiscal 1993. Interest expense for 1994 was $5,392,000 and interest income was $261,000. In 1993, interest expense was $3,695,000 and interest income was $895,000. The expense and income variations between the first half periods of fiscal 1994 and 1993 were caused by the same events described above.

            Other income (expense), net was income of $71,000 for the second quarter and expense of $766,000 for the first half of 1994. A year ago, the Company recorded other income of $6,000 for the second quarter and $648,000 for the first half. For the first half, the Company's other expense reflects the Company's share of the results of its joint venture, Nishikawa Standard Company (NISCO). NISCO's operations resulted in a large loss to the Company related to new product launch efforts. Since the losses incurred during the first quarter, NISCO has been profitable. A year ago, other income reflects foreign currency transaction income recorded during last year's first half period as foreign currencies were declining against the U.S. dollar.

            The Company's effective tax rate for the second quarter of fiscal 1994 was 32.7%, and it has declined since the first quarter period of 1994.
The effective rate was comparable to the rate of last year. The operations of SPL in the United Kingdom were profitable in the second quarter of fiscal 1994, but not taxed due to tax loss carryforwards. SPL recorded a loss in the first quarter without tax benefit. For the first half, the effective rate was 36.2% compared to 33.3% a year ago.

            FINANCIAL CONDITION

            Cash flow from operations through the second quarter of fiscal 1994 was $19,877,000. Investments in property and equipment were $26,182,000, and the Company invested $1,500,000 in its joint venture NISCO. During the second quarter of fiscal 1994, the Company negotiated a 6.55%, $75,000,000 Senior Note term loan with an insurance company. Proceeds of the term loan and recurring renewals of revolving debt resulted in proceeds of $110,343,000. The proceeds were used to repay the revolving credit borrowings and this, plus normal debt repayments, required funds of $89,865,000. Dividend payments amounted to $5,319,000.

            At December 31, 1993, the ratio of current assets to current liabilities was 1.72 to 1. The Company's capitalization totaled $359,200,000, and long-term debt was 38% of capitalization. The Company's various borrowing arrangements enable the Company to borrow an additional $105,000,000 under its Revolving Credit Agreement and an additional $50,200,000 under its short-term borrowing arrangements, all of which are subject to borrowing limitations imposed by the Company's lending agreements. The Company's projections indicate that cash flow from operations plus funds available under its borrowing arrangements will be sufficient to meet operating needs for the remainder of fiscal 1994.

                          PART II - OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)    EXHIBITS:

           Exhibit No.
           Under Reg. S-K      Form 10-Q
              Item 601         Exhibit No.                                  Description
           --------------      ----------- ---------------------------------------------------------------------------------
               (4)                 4       Loan Agreement, dated December 16, 1993, by and among The Standard Products Company and
                                           Metropolitan Life Insurance Company and certain of its Affiliates.

                                           $75,000,000 6.55% Senior Notes due December 16, 2003, of The Standard Products Company,
                                           made payable to Metropolitan Life Insurance Company and certain of its Affiliates.

           (b) REPORTS ON FORM 8-K: No reports on Form 8-K have been filed during the quarter for which this report on Form 10-Q is filed.

                        SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           THE STANDARD PRODUCTS COMPANY
                                           -----------------------------
                                                (REGISTRANT)



Dated:  February 11, 1994                  /s/ Aubrey E. Arndt
        -----------------                  -----------------------------
                                           Aubrey E. Arndt
                                           Vice President-Finance
                                           Principal Financial Officer


                                           /s/ Thomas J. Stecz
                                           -----------------------------
                                           Thomas J. Stecz
                                           Corporate Controller
                                           Chief Accounting Officer