Form 10-Q
period 1994-03-31
STANDARD PRODUCTS CO
filed 1994-05-10
CIK 93448

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C.  20549

                                   FORM 10-Q
                                   (Mark One)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1994

                                       OR

         [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

  For the transition period from _____________________ to ____________________

                           Commission File No. 1-2917

                         THE STANDARD PRODUCTS COMPANY
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


        Ohio                                            34-0549970
- - -------------------------------                     ------------------
(State or Other Jurisdiction of                      (I.R.S. Employer
Incorporation or Organization)                      Identification No.)


                  2130 West 110th Street, Cleveland, OH 44102
             -----------------------------------------------------
             (Address of Principal Executive Offices and Zip Code)

       Registrant's telephone number, including area code (216) 281-8300



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X       No
                                               -----        -----

         Number of common shares outstanding as of April 29, 1994: 16,662,018
                                                                   ----------

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements
- - -------  --------------------
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


                                      THE STANDARD PRODUCTS COMPANY AND SUBSIDIARY COMPANIES
                                                    Consolidated Balance Sheets
                                                            (Unaudited)
                                                      (Thousands of Dollars)

                                                                                    March 31,      June 30,
                                                                                       1994         1993
                                                                                    ---------      --------
ASSETS
Current Assets:
  Cash and cash equivalents........................................................ $  14,322     $   5,548
  Receivables, less allowances of $2,590 at March 31 and
   $2,293 at June 30...............................................................   164,215       162,758

  Inventories......................................................................    61,793        48,472
  Prepaid insurance, taxes, etc....................................................    13,588        17,559
                                                                                    ---------     ---------

   Total current assets............................................................   253,918       234,337
                                                                                     --------     ---------

Property, Plant and Equipment, at cost.............................................   400,380       377,564

  Less - Accumulated depreciation..................................................  (173,742)     (153,137)
                                                                                     --------     ---------
                                                                                      226,638       224,427
Goodwill, net......................................................................    58,545        61,286
Other Assets.......................................................................    54,632        44,800
                                                                                    ---------     ---------
                                                                                    $ 593,733     $ 564,850
                                                                                    =========     =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Short-term notes payable.......................................................   $   8,766     $   7,834
  Current maturities of long-term debt...........................................       3,126         5,856
  Accounts payable...............................................................      77,767        75,693
  Accrued payrolls...............................................................      18,850        21,400
  Accrued expenses...............................................................      36,542        41,412
  Dividend payable...............................................................       2,665         2,746
                                                                                    ---------     ---------
   Total current liabilities.....................................................     147,716       154,941
                                                                                    ---------     ---------
Long-term Debt, net of current maturities........................................     150,723       115,607
                                                                                    ---------     ---------
Other Postretirement Benefits....................................................      25,793        25,627
                                                                                    ---------     ---------
Deferred Income Taxes and Other Credits..........................................      42,924        44,239
                                                                                    ---------     ---------

Commitments and Contingent Liabilities
Shareholders' Equity:
  Serial preferred shares, without par value, authorized 6,000,000 voting
   and 6,000,000 non-voting shares, none issued..................................           -             -
  Common shares, par value $1 per share; authorized 50,000,000 shares, issued and outstanding, 16,654,818 shares at March 31 and
   16,551,974 at June 30.........................................................      16,655        16,552
  Paid-in capital................................................................      95,104        94,083
  Retained earnings..............................................................     131,891       120,660
  Foreign currency translation adjustments.......................................     (16,875)       (6,650)
  Minimum pension liability......................................................        (198)         (209)
                                                                                    ---------     ---------
   Total shareholders' equity....................................................     226,577       224,436
                                                                                    ---------     ---------
                                                                                    $ 593,733     $ 564,850
                                                                                    =========     =========

                                 The accompanying notes are an intergral part of these statements.


             THE STANDARD PRODUCTS COMPANY AND SUBSIDIARY COMPANIES
                       CONSOLIDATED STATEMENTS OF INCOME

            For the Periods Ended March 31, 1994 and April 4, 1993
                                 (Unaudited)
                   (Thousands of Dollars Except Share Data)

                                                                            Three Months                    Nine Months
                                                                   ----------------------------      --------------------------
                                                                    March 31           April 4        March 31          April 4
                                                                      1994              1993            1994             1993
                                                                   ----------        ----------      ----------       ----------
Net Sales.....................................................       $222,676          $200,934       $622,702         $ 540,146
                                                                     --------          --------       --------         ---------

Cost of Goods Sold:
   Materials, wages and other manufacturing costs.............        187,203           165,305         522,846          453,376
   Research, engineering and development expenses.............          7,323             4,912          20,918           13,765
                                                                    ---------         ---------       ---------        ---------
                                                                      194,526           170,217         543,764          467,141
                                                                     --------          --------        --------         --------
Gross Income....................................................       28,150            30,717          78,938           73,005
Selling, General and Administrative Expenses....................       15,297            12,433          42,896           34,207
                                                                     --------          --------       ---------         --------
                                                                       12,853            18,284          36,042           38,798
Other Income (Deductions):
   Royalty and dividend income...................................         376               159             595              666
   Interest expense, net.........................................      (2,463)           (2,551)         (7,594)          (5,351)
   Other, net....................................................         978              (535)             (7)            (394)
                                                                    ---------         ---------      ----------         --------
                                                                       (1,109)           (2,927)         (7,006)          (5,079)
                                                                    ---------         ---------      ----------         --------
Income before Taxes on Income and Cumulative Effect on
  Prior Years of Change in Accounting Principle...................     11,744            15,357          29,036           33,719
Provision for Taxes on Income.....................................      3,566             5,210           9,819           11,323
                                                                     --------          --------      ----------         --------
Income Before Cumulative Effect on Prior Years of
  Change in Accounting Principle..................................      8,178            10,147          19,217           22,396
Cumulative Effect on Prior Years of Change in Accounting
  Principle, Less Applicable Income Tax of $5,088...............            -                 -               -           (8,301)
Early Repayment of Debt, Net of Tax of $1,569...................            -           (2,559)               -           (2,559)
                                                                    ---------        ---------         --------         --------

Net Income......................................................    $   8,178        $   7,588         $ 19,217         $ 11,536
                                                                    =========        =========         ========         ========

Earnings (Loss) Per Common Share:
   Income Before Extraordinary Items............................         $.49             $.67            $1.16            $1.48
   Cumulative Effect on Prior Years of Change in
     Accounting Principle, Net of Tax...........................           -                -                -              (.55)
   Early Repayment of Debt......................................           -             (.17)               -              (.17)
                                                                       -----             ----          --------           ------
Earnings Per Common Share.......................................        $.49             $.50             $1.16            $ .76
                                                                        ====             ====          ========            =====

Average Shares Outstanding......................................      16,650           15,120            16,615           15,093
                                                                      ======           ======            ======           ======


                                 The accompanying notes are an integral part of these statements.


                                      THE STANDARD PRODUCTS COMPANY AND SUBSIDIARY COMPANIES
                                          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                      FOR THE PERIODS ENDED MARCH 31, 1994 AND APRIL 4, 1993
                                                            (Unaudited)
                                                      (Thousands of Dollars)


                                                                                        Foreign                           Total
                                                                                        Currency        Minimum           Share-
                                                  Common       Paid-In     Retained     Translation     Pension           holders'
                                                  Shares       Capital     Earnings     Adjustments     Liability         Equity
                                                 --------      --------    --------     -----------     ---------        ---------
Balance, June 30, 1993......................      $16,552       $94,083    $120,660      $   (6,650)     $  (209)         $224,436
Net income..................................            -             -      19,217               -            -            19,217
Cash dividends ($.48 per share).............            -             -      (7,986)              -            -            (7,986)
Foreign currency translation adjustments                -             -           -         (10,225)           -           (10,225)
Restricted stock awards.....................            -           306           -               -            -               306
Sale of 102,844 shares to option holders              103           715           -               -            -               818
Minimum pension liability...................            -             -           -               -           11                11
                                               ----------    ----------------------   -------------     --------       -----------
Balance, March 31, 1994.....................      $16,655       $95,104    $131,891       $ (16,875)     $  (198)         $226,577
                                                  =======       =======    ========       =========      =======          ========


Balance, June 28, 1992......................      $12,035       $53,222    $106,547     $     6,264      $  (315)         $177,753
Net income..................................            -             -      11,536               -            -            11,536
Cash dividends ($.48 per share).............            -             -      (5,801)              -            -            (5,801)
Foreign currency translation adjustments                -             -           -         (12,321)           -           (12,321)
Restricted stock awards.....................            -           530           -               -            -               530
Sale of 71,170 shares to option holders..              71           915           -               -            -               986
Minimum pension liability...................            -             -           -               -           31                31
                                               ----------    ---------- -----------   -------------     --------        ----------
Balance, April 4, 1993......................      $12,106       $54,667    $112,282     $    (6,057)    $   (284)       $  172,714
                                                  =======       =======    ========     ===========     ========       ===========


        The accompanying notes are an integral part of these statements.


                                      THE STANDARD PRODUCTS COMPANY AND SUBSIDIARY COMPANIES
                                               CONSOLIDATED STATEMENTS OF CASH FLOW
                                          FOR THE NINE MONTH PERIOD ENDED MARCH 31, 1994
                                                         AND APRIL 4, 1993
                                                            (Unaudited)
                                                      (Thousands of Dollars)

                                                                                 March 31,       April 4,
                                                                                   1994           1993
                                                                                ---------       ---------
Net cash provided by (used for) operating activities:
  Net income.........................................................           $  19,217       $  11,536
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization..................................              30,902          20,233
      Cumulative effect of change in accounting principle............                   -           8,301
      Deferred taxes and other credits...............................              (2,743)         (4,701)
      Equity in loss of non-consolidated affiliate...................                (230)            380
      Effect of changes in foreign currency..........................                (981)         (3,703)
      Other operating items..........................................              (5,854)         (1,631)
                                                                              -----------      ----------
         Net cash provided by continuing operations..................              40,311          30,415
                                                                              -----------      ----------

Net cash provided by (used for) changes in operating assets and liabilities:
      Receivables....................................................              (1,660)        12,070
      Inventories....................................................             (13,284)           997
      Accounts payable and accrued expenses..........................              (5,629)       (14,428)
      Other..........................................................               4,330         (1,733)
                                                                              -----------      ---------
         Net cash used for changes in operating assets and liabilities            (16,243)        (3,094)
                                                                              -----------     ----------
         Net cash provided by operating activities...................              24,068         27,321
                                                                              -----------     ----------

Net cash used for investments:
  Purchase of property, plant and equipment, net.....................             (40,067)       (23,532)
  Investments in affiliates..........................................              (1,500)        (8,700)
  Assets acquired by purchase of businesses..........................                   -       (116,066)
                                                                              -----------      ---------
         Net cash used for investments...............................             (41,567)      (148,298)
                                                                               ----------      ---------

Net cash provided by (used for) financing:
  Proceeds of long-term borrowings...................................             135,343       140,075
  Net increase in short-term borrowings..............................                 640        (5,601)
  Repayment of long-term borrowings..................................            (102,107)      (48,259)
  Cash dividends.....................................................              (7,986)       (5,801)
                                                                               ----------     ---------
         Net cash provided by financing..............................              25,890        80,414
                                                                               ----------     ---------

Effect of exchange rate changes on cash..............................                 383            (3)
                                                                               ----------     ---------

Increase (decrease) in cash and cash equivalents.....................               8,774       (40,566)

Cash and cash equivalents at the beginning of the period.............               5,548        44,342
                                                                               ----------     ---------

Cash and cash equivalents at the end of the period...................           $  14,322     $   3,776
                                                                                =========     =========


                                 The accompanying notes are an integral part of these statements.

             THE STANDARD PRODUCTS COMPANY AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1994

1.       ACCOUNTING POLICIES
         -------------------
         A.  Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Major intercompany items have been eliminated.

         B.  Inventories

         Inventories are stated at the lower of cost or market. The majority of domestic inventories are valued using the last-in, first-out (LIFO) method and the remaining inventories are valued using the first-in, first-out (FIFO) method. The major components of inventory at March 31, 1994 and June 30, 1993 are as follows:

                                                       March 31    June 30
                                                       --------    -------
                                                      (Thousands of Dollars)
    Raw materials..............................         $27,153    $20,055
    Work-in-process and finished goods.........          34,640     28,417
                                                       --------    -------
        Totals.................................         $61,793    $48,472
                                                       ========    =======

2.       Acquisitions
         ------------
         In January 1993, the Company acquired all of the issued and outstanding shares of capital stock of Standard Products Industriel (SPI), a French Company. SPI designs, develops and manufactures window and glass weatherstrips, vehicle body and door seals and glass encapsulation products for French, other European and North American auto manufacturers.

         The cost of the acquisition was approximately $125,500,000. The acquisition has been accounted for under the purchase method of accounting, and the financial statements of the Company include the acquired assets, assumed liabilities and results of operations of SPI since the date of acquisition.
The first nine months of fiscal 1994 reflect the results of operation of SPI for the nine month period July 1, 1993 through March 31, 1994. A preliminary estimate of the valuation of the assets acquired and liabilities assumed in accordance with Accounting Principles Board Opinion No. 16 resulted in goodwill and other assets of approximately $52,000,000. Further adjustments of the purchase price allocation could result from additional analysis of the transactions.

         For the nine month period of fiscal 1993, pro forma sales would have been $633,275,000. Pro forma income before extraordinary items and changes in accounting principles would have been $9,641,000, or $.64 a share, for the third quarter, and $19,290,000, or $1.29 a share, for the first nine months of fiscal 1993. All pro forma amounts are unaudited

3.       DEBT
         ----
         Long-term debt at March 31, 1994 and June 30, 1993 consisted of the following:

                                                                                March 31          June 30
                                                                                --------         --------
                                                                                 (Thousands of Dollars)
         Metropolitan Life..............................................        $  75,000       $       -
         Senior Notes...................................................           25,000               -
         Revolving credit agreement.....................................           45,000          75,000
         First mortgage industrial revenue bonds........................              645          13,144
         Other debt.....................................................            8,204           8,319
                                                                                 --------        --------
         Total..........................................................          153,849         121,463
         Less - current maturities......................................            3,126           5,856
                                                                                 --------        --------
                                                                                 $150,723        $115,607
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

         Proceeds of the Senior Note were used to reduce borrowings under the Credit Agreement. After repayment, borrowings outstanding under the Credit Agreement were $45,000,000 at March 31, 1994 at an interest rate of 4.40%.

         During the third quarter, the Company repaid the majority of its industrial revenue bond borrowings.

         The $25,000,000 Senior Notes outstanding at March 31, 1994 represent unsecured debt security placed directly with the holder. The interest rate is 9.81%, and the notes are payable July 1, 1999. The $25,000,000 Senior Note Agreement also requires the Company to maintain certain financial ratios and provide for financial restrictions as to indebtedness and net worth.

         Under the most restrictive covenants of the Company's various loan agreements, principally the Credit Agreement, $68,072,000 of retained earnings were not restricted at March 31, 1994 for the payment of dividends, and the ratio of current assets to current liabilities was 1.72 to 1, in excess of the minimum requirement of 1.25 to 1.

4.       Postretirement Benefits Other Than Pensions
         -------------------------------------------
         In the fourth quarter of fiscal 1993, the Company adopted SFAS No. 106, Employers' Accounting For Postretirement Benefits Other Than Pensions, retroactive to the beginning of fiscal 1993. As a result, the previously reported quarterly results of operations have been restated to reflect adoption of the standard as of the beginning of fiscal 1993 and the recognition of the expense of these plans on the accrual basis. The accumulated postretirement benefit obligation, $13,389,000, $8,301,000 after tax, was recorded as a charge to earnings in the restated first quarter of fiscal 1993. The accrual basis of accounting for other postretirement benefits approximated the former cash basis method and subsequent quarters of fiscal 1993 did not require restatement.

5.       Discontinued Operations
         -----------------------
         In 1991, the Company decided to discontinue its participation in the military business. As a result, the Company significantly curtailed operations at its Port Clinton Division and recorded a provision of $30,000,000 for estimated ongoing losses and estimated costs associated with closure and/or sale of the division. In 1993, the Company announced the complete closure of the Port Clinton Division which had been involved in rubber mixing for other Company facilities since it discontinued the military business.

         The Company has completed or subcontracted its contractual commitments, and losses incurred were charged to the reserve. Assets of the division are being held pending sale, transfer to other Company facilities or disposal. Their remaining net book value has been reserved. The accumulated postretirement benefits of the Port Clinton employees had been recognized in the provision for discontinued operations of $30,000,000 recorded in 1991 and has been reclassified to accrued postretirement benefits. The remaining balance of the reserve of $5,450,000, which is included in Accrued Expenses in the accompanying consolidated balance sheet, is for building and site work and closure costs and other expenses related to the division.

Item 2.     Management's Discussion and Analysis of
            ---------------------------------------
            Results of Operations and Financial Condition
            ---------------------------------------------
            Results of Operations
            ---------------------

            Sales for the third quarter of fiscal 1994 were $222,676,000 compared to $200,934,000 in the third quarter of fiscal 1993. Net income for the fiscal 1994 third quarter was $8,178,000, or $.49 a share. In the prior year, income before nonrecurring items was $10,147,000, or $.67 a share, and net income was $7,558,000, or $.50 a share. During last year's third quarter, the Company prepaid $35,000,000 of senior note obligations incurring a prepayment charge of $4,128,000 before tax, $2,559,000 after tax.

            For the nine month period of fiscal 1994, sales were $622,702,000 versus $540,146,000 a year ago. Net income for the nine month period of fiscal 1994 was $19,217,000, or $1.16 a share. A year ago, income before nonrecurring items was $22,396,000, or $1.48 a share. In addition to the extraordinary item noted above, last year's first quarter and nine month period results were restated to reflect the adoption of Statement of Financial Accounting Standard
(SFAS) No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. The cumulative effect of adopting SFAS No. 106 was to reduce pretax earnings by $13,389,000, $8,301,000 after tax, resulting in restated nine month period net income for fiscal 1993 of $11,536,000, or $.76 a share.

            Average shares outstanding have increased by approximately 1,500,000 shares in the fiscal 1994 periods compared to the periods of fiscal 1993. In June 1993, the Company issued 1,400,000 common shares in a public offering resulting in the increase in average shares outstanding.

            Sales of the Transportation Equipment Segment were $194,585,000 for the third quarter of fiscal 1994, a 12% increase over the third quarter of the prior year. A year ago, the Company had concluded its acquisition of Standard Products Industriel (SPI) and its U.S. subsidiary, 5 Rubber Corporation. In 1993, the results of operations of SPI were included in the Company's consolidation for one month, while those of 5 Rubber Corporation were included for two months. In the 1994 third quarter, results of operations of each subsidiary are included for the entire period. Sales were favorably affected by approximately $31,000,000. In North America, sales of $119,552,000 were 5.2% below the prior year amount of $126,096,000. North American automotive sales reflect an increase of approximately $7,000,000 in the sales of 5 Rubber Corporation as it increased its production of parts on the launch of the Chrysler Neon. North American sales were adversely affected, however, by the previously announced shutdown in Canada of production of the Chevrolet Lumina for customer changeover. The absence of the sale of parts for this model during the changeover period resulted in a decrease of sales of approximately $13,500,000. Sales of the Company's subsidiary, Standard Products Limited
(SPL), were up approximately $4,000,000 over the prior year on steady production of parts supplied to North America for the Crown Victoria/Grand Marquis and on the supply of parts on new models launched in the first quarter of fiscal 1994 for Ford, Nissan and Toyota. Fiscal 1993 third quarter sales of the Company included only one month of sales of SPI. Incremental sales of SPI, included in the Company sales, were approximately $22,000,000, which reflects three full months of sales in the fiscal 1994 quarter versus one month of the fiscal 1993 quarter. SPI's sales have increased due to its participation on new models for Fiat and Volvo. Sales of Holm Industries, Inc., the Company's subsidiary which supplies the appliance and building products industries, increased approximately $1,100,000 with strong appliance production contributing to the increase.

            Sales of the Tread Rubber Segment for the third quarter of fiscal 1994 were $28,091,000, a 3% increase over the sales of last year's third quarter period. Sales increases in the European market accounted for the gain as North American sales were even with last year.

            For the nine month period of fiscal 1994, sales of the Transportation Equipment Segment were $536,569,000, 18% ahead of the prior year nine month period. In North America, sales were $328,830,000, 1% off the sales level of last year's nine month period. Sales of 5 Rubber Corporation contributed approximately $15,000,000, and its products involved with the launch of the Chrysler Neon contributed $8,000,000 of the increase. The balance of the increase represents incremental sales since the date of acquisition of 5 Rubber Corporation by the Company. North American production was also affected by lower production volumes of certain models and by discontinuance of production of certain parts, the most notable being the parts associated with the scheduled conversion of the General Motors Canadian production to the new Lumina models. Sales decreased by approximately $15,000,000 as a result of these factors.

            In Europe, SPI and SPL recorded sales increases over the previous year's nine month period. Similar to 5 Rubber Corporation, SPI's sales have been included for the entire nine month period of fiscal 1994. Only one month of SPI sales were included in the nine months of 1993. SPI's incremental sales were approximately $81,000,000. SPL's year-to-date nine month sales increased due to the new business mentioned earlier. However, fluctuations in the rates of exchange between the nine month periods of 1994 and 1993 have reduced sales, resulting in a net sales decline of approximately $2,000,000. Sales of Holm Industries have increased $5,100,000 with strong appliance sales causing the majority of the increase.

            Nine month year-to-date sales of the Tread Rubber Segment were $86,133,000, $1,062,000 ahead of last year. Sales of mold cure and mixed rubber were ahead of last year's sales, while precure rubber sales were down from a year ago.

            Consolidated gross margin was 12.6% in the third quarter of fiscal 1994 compared to 15.3% a year ago. For the nine month period of 1994, consolidated gross margin was 12.7% versus 13.5% in the nine month period of fiscal 1993.

            In the Transportation Equipment Segment, margin declined in the quarter and nine month periods in part due to the absence of sales for the General Motors Lumina. As discussed previously, this model is in the process of plant conversion for a new model changeover. Sales of the former Lumina model parts, therefore, did not occur during the conversion period. Further, a portion of the Company's manufacturing plant costs continued in spite of the lower level of sales as the Company's plants prepare for the new model introduction. These costs were in line with expectations. The continuation of this trend is dependent on the rate of acceleration of the new model production in the fourth quarter. The customer has forecast higher Lumina production in the fourth quarter and beyond.

            Expenses related to research and development continued ahead of the prior year levels for the third quarter and nine month periods. This trend is expected to continue as the Company's customers have transferred additional design responsibilities to the supplier community.

            In the Tread Rubber Segment for the third quarter and nine month periods, consolidated margins were reduced by the effect of higher sales of lower margin Tread Rubber products and by operating variances at two plants in the Tread Rubber Segment. The consolidated gross margin was also reduced by a decrease in the profitability of Holm Industries, Inc. for the third quarter. A combination of minor factors combined to cause this decline. These adverse factors were offset by the incremental effect of the SPI acquisition since January 1993.

            Selling, general and administrative expenses were $15,297,000, or 6.9% of sales for the third quarter of fiscal 1994 and $42,896,000 for the nine month period of fiscal 1994, also 6.9% of sales. In the prior year periods, selling, general and administrative expenses were 6.3% of sales. For the third quarter and nine month periods of fiscal 1994, incurred expenses increased $2,864,000 and $8,689,000, respectively, with the majority of these increases related to the SPI/5 Rubber acquisition.

            Net interest expense for the third quarter of fiscal 1994 was $2,463,000 compared to $2,551,000 a year ago. In fiscal 1994, the third quarter interest expense was $2,635,000 and interest income was $172,000. A year ago, interest expense was $2,959,000 and interest income was $408,000. For the nine month period of fiscal 1994, net interest expense was $7,594,000 compared to $5,351,000 for the comparable period of the prior year. Interest expense for the nine month period of fiscal 1994 was $8,027,000 and interest income was $433,000. A year ago, interest expense was $6,654,000 while interest income was $1,303,000.

            For the quarter, the interest expense decline reflects a decrease in the level of borrowed funds. A year ago, borrowings under the Company's revolving credit agreement were at a high level in connection with the SPI acquisition. Interest expense decreased $1,324,000 as a result of the decline in borrowed funds. The decrease of interest expense was offset by an increase of approximately $1,042,000 which resulted from revising the mix of interest rates within the borrowed funds. In the second quarter of fiscal 1994, the Company negotiated a 6.55%, $75,000,000 Senior Note term loan, and proceeds were used to reduce short-term borrowings, as well as industrial revenue bonds at higher interest rates. Interest income declined in the third quarter of fiscal 1994 compared to last year due to the absence of high interest bearing deposits experienced a year ago.

            For the nine month period, interest expense increased on a higher level of borrowed funds in the current year nine month period compared to borrowed funds outstanding during last year's nine month period. A year ago, borrowed funds reached the $180,000,000 level in connection with the SPI acquisition and other matters, and they have exceeded $120,000,000 at each quarter end since last year's third quarter. Interest expense therefore increased $1,373,000. Interest income declined on a lower level of invested funds at lower interest rates. Interest income decreased $870,000 for the nine month period of 1994 compared to 1993.

            Other income (deductions), net was income of $1,354,000 for the third quarter of fiscal 1994 compared to expense of $376,000 in the year earlier third quarter. The increase in income was due to higher levels of royalty income, foreign currency transaction gains and the Company's share of the positive operating results of its joint ventures. For the nine month period, other income of $588,000 in 1994 compared to other income of $272,000 in 1993 and improved due to joint venture operating results offset by foreign currency transaction losses and increased goodwill amortization related to the SPI acquisition.

            The effective income tax rate was 30.4% for the third quarter and 33.8% for the nine month period of fiscal 1994. For the prior year, the third quarter effective rate was 33.8% and the nine month effective rate was 33.6%. Throughout fiscal 1994, the effective tax rate has declined on the improving earnings of the Company's subsidiary, SPL. SPL's tax provision is offset by a reduction of the valuation reserve provided for deferred taxes when FAS No. 109 was adopted last year.

            Financial Condition
            -------------------
            Cash flow from operations through the third quarter of fiscal 1994 was $24,708,000. Investments in property and equipment were $40,067,000, and the Company invested $1,500,000 in its joint venture NISCO. During the second quarter of fiscal 1994, the Company negotiated a 6.55%, $75,000,000 Senior Note term loan with an insurance company. Proceeds of the term loan and recurring renewals of revolving debt resulted in proceeds of $135,343,000. The proceeds were used to repay the Company's revolving credit borrowings and industrial revenue bonds which bonds had interest rates exceeding the current borrowing rates. These payments plus normal debt repayments, required funds of $102,107,000. Dividend payments amounted to $7,986,000.

            At March 31, 1994, the ratio of current assets to current liabilities was 1.72 to 1. The Company's capitalization totaled $377,300,000, and long-term debt was 39.9% of capitalization. The Company's various borrowing arrangements enable the Company to borrow an additional $80,000,000 under its Revolving Credit Agreement and an additional $52,300,000 under its short-term borrowing arrangements, all of which are subject to borrowing limitations imposed by the Company's lending agreements. The Company's projections indicate that cash flow from operations plus funds available under its borrowing arrangements will be sufficient to meet operating needs for the remainder of fiscal 1994.

                          PART II - OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K
- - -------    --------------------------------
           (a)    Exhibits:    None.
                  ---------
           (b)    Reports on Form 8-K:  No reports on Form 8-K have been filed
                  --------------------
                  during the quarter for which this report on Form 10-Q is filed.

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



                                        THE STANDARD PRODUCTS COMPANY
                                        -----------------------------
                                                (REGISTRANT)



Dated:  May 9, 1994                     /s/  Aubrey E. Arndt
                                        -----------------------------
                                        Aubrey E. Arndt
                                        Vice President-Finance
                                        Principal Financial Officer



                                        /s/  Thomas J. Stecz
                                        -----------------------------
                                        Thomas J. Stecz
                                        Corporate Controller
                                        Chief Accounting Officer