Form 10-K
period 1994-06-30
STANDARD PRODUCTS CO
filed 1994-09-16
CIK 93448

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(MARK ONE)                          FORM 10-K

 X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
- - ---  EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended       June 30, 1994
                          --------------------------------------------
                                 OR
_______  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES AND EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from                       to
                              -----------------------   ----------------
Commission file number    1-2917
                       -------------------------------------------------
                         THE STANDARD PRODUCTS COMPANY
- - ------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Ohio                                     34-0549970
- - ----------------------------               ------------------------------
(State or other jurisdiction              (IRS Employer Identification No.)
of incorporation or organization)

2130 West 110th Street, Cleveland, Ohio                44102
- - ---------------------------------------     -----------------------------
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code     (216) 281-8300
                                                  -----------------------

Securities registered pursuant to Section 12(b) of the Act:

   Title of each class            Name of each exchange on which registered
- - ----------------------------      -----------------------------------------
COMMON SHARES, $1 PAR VALUE
- - ----------------------------      -----------------------------------------

- - ----------------------------      -----------------------------------------
Securities registered pursuant to Section 12(g) of the Act:

- - ---------------------------------------------------------------------------
                             (Title of class)

- - ---------------------------------------------------------------------------
                             (Title of class)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 12 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing required for the past 90 days.  Yes   X    No      .
                                           -----     -----

State the aggregate market value of the voting stock held by nonaffiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices for such stock, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405). $370,981,595 AT AUGUST 31, 1994
       (APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS)
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by sections 12, 13 or 15(D) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ______ No _____.
                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 16,682,234 AT AUGUST 31, 1994
                     (DOCUMENTS INCORPORATED BY REFERENCE)
List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).
1994 ANNUAL REPORT TO SHAREHOLDERS (PARTS I, II AND IV)
- - -------------------------------------------------------
PROXY STATEMENT FOR 1994 ANNUAL MEETING OF SHAREHOLDERS (PART III)
- - ------------------------------------------------------------------

                                     PART I

ITEM I.       BUSINESS
- - ------
              General and Industry Segments
              -----------------------------

                      The Company is engaged primarily in the manufacture of
              rubber and plastic parts requiring a substantial degree of product engineering and high-volume production processes for automotive original equipment manufacturers in the United States, Canada, France, the United Kingdom and other European countries (the "Transportation Equipment Segment"). This segment also produces rubber and plastic parts for the appliance, construction and marine industries. The Company also manufactures precure and mold cure tread rubber for the truck tire retreading industry (the "Tread Rubber Segment").

                      Reference is made to "Notes to Consolidated Financial
              Statements" included on page 25 and 26 of the Company's 1994 Annual Report to Shareholders, incorporated herein by reference, for additional financial information concerning the Company's reportable business segments and geographic areas.

                      In January 1993, the Company acquired all of the issued
              and outstanding shares of capital stock of Standard Products Industriel (SPI), a corporation organized under French law. See "Foreign Operations" for a discussion of SPI and its operations. In December 1992, the Company increased its ownership in its North American joint venture, Nishikawa Standard Company (NISCO) to 50% from 40% by making additional capital contributions and by purchasing partnership units from the Company's partner, Nishikawa Rubber Company, of Hiroshima, Japan. In July 1992, the Company's subsidiary, Holm Industries, Inc., acquired the assets of Jarrow Products, a manufacturer of plastic extrusion products for commercial appliances and building door sealing systems. In fiscal 1991, the Company discontinued the manufacture of rubberized track for military vehicles. See the section "Discontinued Operations" for a discussion of developments which have occurred regarding these operations during the past year.

                      The Company was incorporated in Ohio in 1927 and was
              consolidated in 1936 with the Reid Products Company.

              TRANSPORTATION EQUIPMENT SEGMENT

              Automotive Original Equipment
              -----------------------------

                      PRODUCTS.  Rubber products supplied to the automotive
              manufacturing industry include flocked rubber and steel weatherstrip assemblies to seal vehicle windows; flocked rubber window channel assemblies and rubber window gaskets; and vehicle body and door dynamic sealing systems. These products form the sealing system of automotive vehicles preventing water leakage and inhibiting wind noise from entering the vehicle. Attractiveness of design is an important feature of the sealing system. An increasing number of the Company's parts are sold to automotive original equipment manufacturers as complete sealing systems. This is a departure from former practices which involved more suppliers who supplied individual parts, not complete systems. The Company also supplies molded rubber engine mounts and body cushions, which comprise a vehicle's vibration control system, to the automotive manufacturing industry.
              Plastic products include metallized, multicolored and embossed exterior and interior vinyl trim and flocked vinyl and steel weatherstrip assemblies. The plastic exterior products serve as protective barriers preventing damage to the vehicle's sheet metal and have become an integral part of the vehicle's overall styling and appearance. Although reliable industry statistics are not available, the Company believes that it is one of the leading independent manufacturers of rubber window and door weather sealing products and plastic trim for the automotive industry.

                      MARKETS AND CUSTOMERS.  The Company manufactures parts
              and accessories for automotive and truck original equipment manufacturers in the United States, Canada, France and the United Kingdom and other European countries. Manufacturing operations for the automotive original equipment market of this segment are conducted by the Company, Standard Products (Canada) Limited, Standard Products Limited and Standard Products Industriel. Approximately 56%, 65% and 71% of the Company's annual revenues in its 1994, 1993 and 1992 fiscal years, respectively, were attributable to direct worldwide sales to General Motors Corporation, Ford Motor Company and Chrysler Motors Corporation. Since most of the Company's rubber and plastic automotive products are used on original equipment, sales of such products are directly affected by the annual car production of original equipment manufacturers. Original equipment sales are based upon purchase orders issued annually by automobile manufacturers for each part which the Company manufactures. The purchase orders are for all or a percentage of the customers' estimated requirements and are binding, subject to the annual car production of original equipment manufacturers. As the year evolves, customers issue releases under those purchase orders, specifying quantities of the parts which the assembly plants require. The Company's sales and product development personnel work directly with the engineering and styling departments of the automotive original equipment manufacturers and suppliers in the engineering and development of its various products.

                      DISTRIBUTION.  The Company utilizes, as a distribution
              center for some of its automotive finished products, approximately 138,000 square feet of a 283,000 square foot public warehouse which it operates in Dearborn, Michigan. The balance of the warehouse space is allocated to commercial customers' use. The Company also distributes automotive finished products from a leased warehouse in Charlotte, North Carolina, central to the Company's Southern plants.

                      Most of the Company's nondomestic customers are supplied
              directly by foreign manufacturing plants of subsidiaries of the Company.

                      COMPETITION.  Each aspect of the Company's business in
              automotive products is highly competitive. No single firm competes with the Company in all aspects of this business. The Company's competitive position depends upon its ability to offer engineering and design capabilities and to manufacture products which meet its customers' pricing, quality and delivery requirements. The Company has historically met the customers' requirements.

              Other
              -----

                      The Company, through its subsidiary, Holm Industries,
              Inc., manufactures rubber and plastic trim seals for the automotive replacement, construction and marine industries and a variety of plastic and magnetic parts for original equipment appliance manufacturers and residential and commercial exterior door and window manufacturers. These products are manufactured with some of the raw materials similar to those used in the products manufactured by the Transportation Equipment and Tread Rubber Segments. See "Raw Materials" for a discussion of suppliers and available supplies. Distribution of these products are through both internal sales personnel and manufacturing representatives. These products are sold to many customers, and market share information is not available for all of the products which Holm manufactures. For plastic and magnetic seals, Holm is the largest supplier to the United States refrigeration and freezer appliance market.

                      In July 1992, Holm acquired the assets of Jarrow
              Products, a small manufacturer of commercial refrigeration gaskets and exterior door weatherstrip.

              Joint Venture
              -------------

                      The Company also manufactures vehicle body and door
              sealing systems for sale to North American automotive original equipment manufacturers and Japanese transplants, including Honda, Ford Motor Company and Automotive Alliance International (formerly Mazda), through its North American joint venture,

              Nishikawa Standard Company (NISCO), a general partnership owned 50% by the Company and 50% by Nishikawa Rubber Company (Nishikawa) of Hiroshima, Japan. Manufacturing operations are conducted at plants located in Bremen and Topeka, Indiana. In December 1992, the Company increased its ownership in NISCO to 50% from 40% by making additional capital contributions and by purchasing partnership units from Nishikawa. The chief operating officer of the Company is the chief executive officer of NISCO and chairman of its Policy Committee.

              TREAD RUBBER SEGMENT

                      PRODUCTS.  The Company's wholly owned subsidiary, Oliver
              Rubber Company ("Oliver"), manufactures and markets precure and mold cure tread rubber, bonding gum, cement, repair materials and equipment for the tire retreading industry.

                      Oliver also supplies custom mixed rubber to the Company
              for use in automotive original equipment products and to NISCO for the manufacture of door seals for automotive original equipment. Oliver also custom mixes rubber compounds for selected customers throughout the United States.

                      Precure tread rubber is shipped to a retreader partially
              cured and with a specially designed tread imprinted. The retreader cements the precure tread to a tire casing using heat and pressure to complete a permanent bond.

                      Mold cure tread rubber is applied by a retread dealer to
              the tire casing in a pressure mold which cures the rubber and at the same time imprints into it the tread design.

                      Based on industry statistics in 1994, precure tread
              rubber represents approximately 75% of the tread rubber used by the retreading industry and mold cure represents 25%. Oliver supplies both precure and mold cure tread rubber.

                      MARKETS.  Oliver serves the trucking industry in North
              America and Europe through its licensed dealer network for precure retreading and through dealers who sell mold cure rubber. Oliver also serves markets in other areas of the world, such as India, through license arrangements and export sales. Truck mileage, and therefore demand for tread rubber, correlate with general economic conditions of the market served.

                      Oliver also supplies mold cure tread rubber for off-the-
              road (OTR) construction equipment.

                      DISTRIBUTION.  In North America, tread rubber products
              are marketed by Oliver's sales force to retread dealers, some of which are licensed by Oliver. Licensed dealers use Oliver's patented precure system and market tread rubber under the name of Tuff-Cure.

                      COMPETITION.  The tread rubber industry is very
              competitive with more than ten suppliers, of which three are significant. Competition is based upon the price and quality of the products supplied. While exact market share information is not available, it is estimated that based on pounds shipped, the largest supplier of precure tread rubber is Bandag, Incorporated ("Bandag"). Oliver, unlike Bandag, sells in North America, both precure and mold cure tread rubber, and management believes it is the largest supplier of mold cure rubber and it is the second largest supplier of tread rubber in 1994.

              Other
              -----
                      In 1992, Oliver acquired the assets of Salisbury
              Machine, a manufacturer of equipment used in retreading tires.

              DISCONTINUED OPERATIONS

                      In fiscal 1991, the Company discontinued the manufacture
              of rubberized track for military vehicles. As a result, the Company significantly curtailed operations at its Port Clinton Division and recorded a provision of $30,000,000 for estimated ongoing losses and estimated costs associated with closure and/or sale of the division. During fiscal 1992, the Company completed or subcontracted its contractual commitments, and losses incurred were charged to the reserve. In 1993, the Company announced the complete closure of the Port Clinton Division, which had been involved in rubber mixing for other Company facilities following its termination of the military business. Assets related to the military operations have been sold, transferred to other Company facilities or disposed. The accumulated postretirement benefits of the Port Clinton employees had been recognized in the provision for discontinued operations of $30,000,000 and has now been reclassified to accrued postretirement benefits. The remaining balance of the reserve represents reserves for building and site work and closure costs.

              RAW MATERIALS

                      The principal materials used by the Company and its
              subsidiaries in its Transportation Equipment and Tread Rubber Segments are synthetic rubber and rubber chemicals. In addition, other significant materials used by the Company in its Transportation Equipment Segment are plastic resins, woven fabrics, flock fibers, coil steel, aluminum and adhesives. The majority of these materials are purchased on the open market from domestic suppliers.

                      The Company believes that it has adequate supplies of raw
              materials available from reliable sources for the levels of production presently anticipated.

              ENGINEERING AND DEVELOPMENT

                      Product development is an essential part of the market
              strength of the Company and its automotive subsidiaries. The Company's sales and product development personnel work directly with the engineering and styling departments of its major customers in the engineering and development of new products. In recent years, the Company's involvement with its automotive customers has begun at the earlier model design stage with the Company assuming an increasing share of engineering and design capability and responsibility. The Company's main sales and product development group is located in Dearborn, Michigan, close to the purchasing and engineering groups of its customers. The Company also has significant product development facilities at Stratford, Ontario, Huntingdon, England and Courbevoie, France.

                      As of August 15, 1994, 231 engineers and technicians were
              engaged in development and engineering activities. The Company spent approximately $31,538,000 in 1994, $22,003,000 in 1993 and
              $17,153,000 in 1992 on product engineering and development, of which $2,688,000 in 1994, $1,032,000 in 1993 and $3,534,000 in
              1992 were customer-reimbursed.

                      In 1994, the product engineering and development
              expenditures, net of customer reimbursement, were 3.6% of Transportation Equipment sales. In 1993 and 1992, the comparable percentages were 3% and 2.3%, respectively. The percentage of product engineering and development expenditures to Tread Rubber Segment sales for 1994, 1993 and 1992 were 1.2%, 1.3% and .9%, respectively.

              PATENTS AND LICENSES

                      The Company holds numerous patents covering various
              manufacturing processes and products of the Transportation Equipment Segment and several patents relating to application processes used by its tread rubber customers. The Company has licensed certain of the patents. The Company has a license agreement with Nishikawa Rubber Company for sales, marketing and engineering services on certain products sold by the Company. While the Company considers some of its patents and licenses to be important in certain aspects of its business, the Company does not believe that the loss or expiration of any particular patent or license would have an adverse effect on either segment of its business. The Company actively pursues the application for patents on new products and processes.

              EMPLOYEES

                      As of June 30, 1994, the Company employed approximately
              9,480 persons, of whom approximately 6,273 were hourly employees. Employee relations at the Company's plants generally have been good.

              ENVIRONMENTAL MATTERS

                      The Company believes that it is in substantial compliance
              with federal, state and local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment. The Company maintains personnel whose function is to monitor compliance with environmental protection regulations.

                      At the Company's Gaylord, Michigan plant, the Company is
              correcting the condition of groundwater located under its plant by injecting such water to underground depths well below and separate from the drinking water aquifer. All corrective activities are fully permitted by the Michigan Department of Natural Resources and the United States Environmental Protection Agency. The cost of installation and operation are not material to the Company's financial position.

                      The Company has been previously designated as a
              potentially responsible party in connection with several disposal sites. Settlements with payment of an immaterial amount or no amount at all have been obtained for all sites, except a site located in Jamestown, North Carolina. The Company believes that it was an insignificant contributor at this site and that this matter will be resolved without a material adverse affect to the Company's financial position.

                      The Company has been notified that the property occupied
              by its Schenectady, New York plant is being investigated due to allegations concerning possible contamination resulting from the operations of the previous property owner. No determination of liability to the Company, if any, can be made at this time.

              FOREIGN OPERATIONS

                      The Company owns all of the outstanding shares of
              Standard Products (Canada) Limited, a Canadian corporation which is engaged primarily in the manufacture of parts and accessories for United States and Canadian automotive original equipment manufacturers and for the automotive replacement parts market and the manufacture of tread rubber for the tire retreading industry.

                      The Company owns all of the outstanding shares (except
              for qualifying shares held by nominees) of Standard Products Limited, an English corporation which is engaged primarily in the manufacture of parts and accessories for the North American, United Kingdom and European automotive original equipment manufacturers and for the automotive replacement parts market.

                      The Company owns all of the outstanding shares (except
              for qualifying shares held by nominees) of Oliver Europa, an English corporation engaged primarily in the manufacture and distribution of tread rubber and rubber and related products in Europe.

                      In January 1993, the Company acquired all of the issued
              and outstanding shares of capital stock of Standard Products Industriel (SPI), a corporation organized under French law, and all of the issued and outstanding shares of capital stock of SPI's affiliated companies: Societe Lillebonnaise de Caoutchoucs, Standard Products Atlantic and Central Auto, each of which is a corporation organized under French law, Standard Products Industriel SA, a corporation organized under Swiss law, Rubber Industrial Holding Company, a Delaware corporation, "5" Rubber Corporation, a Pennsylvania corporation and La Riviere Corporation, a Pennsylvania corporation (SPI and such affiliated companies collectively, the "SPI Group"). The SPI Group is engaged in the business of designing, developing, manufacturing and distributing automotive window weatherstrips, glass weatherstrips, vehicle body and door seals and glass encapsulation products to French, other European and North American auto manufacturers. The SPI Group's customers include, among others, PSA (Peugeot/Citroen), Renault, Fiat, Volvo, Chrysler Corporation, General Motors Corporation, Volkswagen and Saab. SPI's European customer base complements the customer base of the Company's operations in the United Kingdom. The SPI Group has an experienced management team and expertise in the technical design and engineering of automotive sealing products and systems. Similar to the Company, SPI's design personnel work closely with the engineering and styling departments of its customers.

                      The Company also has minority equity interests in and
              licensing arrangements with firms in Australia, Brazil, Japan, Korea, India and other countries throughout the world.

                      The Company's United States export sales in the aggregate
              for the three fiscal years ended June 30, 1994 and 1993 and June 28, 1992, were $41,472,000, $42,800,000 and $37,400,000, respectively, of which a substantial portion is represented by sales to automotive original equipment manufacturers in Canada.

                      The Company's experience has been that its significant
              foreign businesses in Canada and Western Europe do not present materially different risks or problems from those encountered in its United States markets. The risks of the Company, Standard Products (Canada) Limited, Standard Products Limited and Standard Products Industriel involve meeting the customers' expectations as to the timely delivery of parts which meet their specifications. The automotive business is directly affected by the annual car production of original equipment manufacturers. Standard Products (Canada) Limited, Standard Products Limited, and Standard Products Industriel participate in the risk of varying car builds similar to any of the Company's other automotive plants which supply domestic assembly plants.

ITEM 2.       PROPERTIES
- - ------

                      The Company operates the properties described as follows:

                                                                               Land               Plant
                 Location                                                    (Acreage)        (Square Feet)
                 --------                                                    ---------        -------------
                 Asheboro, North Carolina (1)                                   16.4              161,000
                 Athens, Georgia (1)                                            32.0              109,000
                 Athens, Georgia (1)(3)                                          3.3               37,000
                 Bezons, France (4)                                              4.3               140,00
                 Bolbec, France (3)(4)                                          24.3              276,000
                 Cleveland, Ohio (4)                                            12.0              157,000
                 Colsterworth, England (1)(3)                                     .5               19,200
                 Courbevoie, France (3)(4)                                        .5               23,000
                 Dallas, Texas (1)(3)                                            6.0               96,000
                 Dearborn, Michigan (Warehouse and Offices) (4)                 13.9              358,000
                 Etobicoke, Ontario, Canada (3)(4)                                .8               33,000
                 Export, Pennsylvania (1)(3)                                     2.0               40,500
                 Gaylord, Michigan (4)                                          96.2               92,000
                 Georgetown, Ontario, Canada (4)                                 5.7               89,000

                                                                               Land               Plant
                 Location                                                    (Acreage)        (Square Feet)
                 --------                                                    ---------        -------------
                 Goldsboro, North Carolina (4)                                   6.6              140,000
                 Greenville, Michigan (4)                                        1.0               10,000
                 Griffin, Georgia (4)                                           17.5              190,000
                 Hartselle, Alabama (3)(4)                                      11.1               72,000
                 Huntingdon, England (4)                                        11.1              175,000
                 Kittanning, Pennsylvania (4)                                    6.1               80,000
                 Lexington, Kentucky (4)                                         5.9              115,000
                 Lillebonne, France (4)                                          9.1              100,000
                 Maesteg, Wales (4)                                              8.4              102,000
                 Mississauga, Ontario, Canada (3)(4)                             5.0               97,000
                 Mitchell, Ontario, Canada (4)                                  10.5               88,000
                 New Ulm, Minnesota (4)                                          3.5               46,000
                 Oakland, California (1)                                         4.2              112,000
                 Paris, Texas (1)                                               28.5               31,000
                 Plymouth, England (3)(4)                                        9.0              127,000
                 Port Clinton, Ohio (5)                                         20.0              225,000
                 Rocky Mount, North Carolina (4)                                24.2              222,000
                 St.Charles, Illinois (4)                                        2.3               47,000
                 San Diego, California (3)(4)                                   --                 10,000
                 Salisbury, NC (1)                                               2.7               37,200
                 Schenectady, New York (4)                                      22.5              224,000
                 Scottsburg, Indiana (2)(4)                                      8.5              192,000
                 Spartanburg, South Carolina (4)                                30.1               85,000
                 Stratford, Ontario, Canada (4)                                 20.0               80,000
                 Stratford, Ontario, Canada (1)(4)                               5.4               94,000
                 Stratford, Ontario, Canada (4)                                 26.8              107,000
                 Vitre, France (3)(4)                                           16.6              207,000
                 Wadsworth, Ohio (1)                                             2.0               28,000
                 Winnsboro, South Carolina (4)                                  26.4              175,000

                 (1)      Facilities used in the Tread Rubber Segment.

                 (2) These facilities are encumbered by either capital lease or mortgage agreements which provide for payments sufficient to pay principal of and interest on first mortgage industrial revenue bonds issued for the purchase of the plants and equipment. These agreements have been capitalized for financial statement purposes.

                 (3) Leased from others. The leases are short to medium term operating leases, some of which have options to renew for additional periods. Rental rates are competitive for the market in which the property is located. The Company believes that all of these leased facilities could be replaced for comparable terms.

                 (4)      Facilities used in the Transportation Equipment
                          Segment.

                 (5)      Facilities are currently idle.


                          The Company operates a 283,000 square foot public
                 warehouse in Dearborn, Michigan of which the Company utilized approximately 138,000 square feet for its own products. The Company has its automotive sales office and product development and engineering division at this location, and these facilities utilize approximately 61,000 square feet of space.

                          The Company believes that all of its properties,
                 machinery and equipment are in good operating condition and suitable and adequate for the business of the Company as presently conducted. The utilization of the Company's Transportation Equipment facilities varies with the car build production. The utilization of the Tread Rubber facilities varies with demand for tread rubber product. Capacities of each facility are adequate to meet current demands. During the past year, utilization of capacity was 86% for Transportation Equipment facilities and 77% for Tread Rubber facilities.

ITEM 3.          LEGAL PROCEEDINGS
- - ------
                          The Company was not a party to any pending legal
                 proceedings other than ordinary routine litigation incidental to its business.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- - ------
                          No matter was submitted to a vote of security holders
                 during the fourth quarter of the fiscal year covered by this report.

                 EXECUTIVE OFFICERS OF THE REGISTRANT

                          The information below is included in this report
                 pursuant to instruction 3 to Item 401(B) of Regulation S-K.

                          The Executive Officers of the Company are elected
                 annually to serve for one-year terms or until their successors are elected and qualified. The officers listed below were elected on October 18, 1993. Their business experience, principal occupations and employment during the last five years are indicated in the table below.

                                                                                                               Served In
                                                                                                                Present
                                                                                                                Office
                          Name                Age                    Position with Registrant                    Since
                 ----------------------       ---     ------------------------------------------------------   ---------
                 James S. Reid, Jr.            68     Chairman and Chief Executive Officer                       1962
                                                      In addition to his position as Chief Executive
                                                      Officer, Mr. Reid served as President from 1962
                                                      to 1988 and in 1990.

                 Theodore K. Zampetis          49     President and Chief Operating Officer                      1991
                                                      Formerly, Mr. Zampetis was Vice President-
                                                      Manufacturing, North American Automotive
                                                      Operations from 1989 to 1990 and Executive Vice
                                                      President - President Standard Products Automotive
                                                      Operations from 1990.

                 Aubrey E. Arndt               54     Vice President-Finance                                     1992
                                                      Formerly, Mr. Arndt was Director of Audit,
                                                      Special Studies and Taxes from 1990 and Executive
                                                      Vice President/Chief Financial Officer, The
                                                      Westgate Group from 1989.


                                                                                                               Served In
                                                                                                                Present
                                                                                                                Office
                          Name                Age                    Position with Registrant                    Since
                 ----------------------       ---     ------------------------------------------------------   ---------

                 Larry J. Enders               52     Vice President of the Company and President                1993
                                                      and Chief Executive Officer, Oliver Rubber
                                                      Company
                                                      Formerly, Mr. Enders was Vice President-Sales
                                                      from 1988 to 1991 and Vice President-Purchasing
                                                      and Worldwide Supply from 1991.

                 James F. Keys                 40     Vice President of the Company and Managing                 1991
                                                      Director of Standard Products Limited
                                                      Formerly, Mr. Keys was Division Manager,
                                                      Product Development and Engineering
                                                      Division from 1987.

                 Stephan J. Mack               57     President, Holm Industries, Inc.                           1986

                 James D. Pry                  50     Vice President of the Company and President,               1991
                                                      Standard Products (Canada) Limited
                                                      Formerly, Mr. Pry was Division Manager,
                                                      Goldsboro Division from 1987.

                 Thomas J. Stecz               46     Corporate Controller and Assistant Secretary               1992
                                                      Formerly, Mr. Stecz was Corporate Controller.

                                    PART II

ITEM 5.          MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
- - ------           MATTERS

                          The information required by Item 5 is incorporated
                 herein by reference to Note 4 of "Notes to Consolidated Financial Statements" on page 22 and "Common Shares" on page 28 of the Annual Report to Shareholders for the year ended June 30, 1994.

ITEM 6.          SELECTED FINANCIAL DATA
- - ------
                          The information required by Item 6 is incorporated
                 herein by reference to pages 14 and 15 of the Annual Report to Shareholders for the year ended June 30, 1994.

ITEM 7.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
- - ------           AND RESULTS OF OPERATIONS

                          The information required by Item 7 is incorporated
                 herein by reference to pages 12 through 16 of the Annual Report to Shareholders for the year ended June 30, 1994.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- - ------
                          Financial statements and statements required by Item
                 8 are incorporated herein by reference to pages 17 through 27 of the Annual Report to Shareholders for the year ended June 30, 1994.

ITEM 9.          DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
- - ------
                          None

                                    PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
- - -------
                          The information required by Item 10 as to directors
                 of the Registrant is incorporated herein by reference to the information set forth under the caption "Election of Directors" on pages 3 through 5 of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held October 17, 1994. As to Executive Officers, the information required is included in Part I of this report on Form 10-K.

ITEM 11.         EXECUTIVE COMPENSATION
- - -------
                          The information required by Item 11 is incorporated
                 herein by reference to the material under the caption "Executive Compensation" on pages 6 through 11 of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held October 17, 1994.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
- - -------
                          The information required by Item 12 is incorporated
                 herein by reference to the information set forth under the captions "Security Ownership of Certain Beneficial Owners" on pages 1 through 3 of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held October 17, 1994.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- - -------
                          The information required by Item 13 is incorporated
                 herein by reference to the information set forth under the caption "Compensation Committee Interlocks and Insider Participation" on pages 9 and 10 of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held October 17, 1994.

                                    PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
- - -------          8-K

                 (a) (1) Financial Statements:

                 The following consolidated financial statements and related notes of the Registrant and its subsidiaries are incorporated herein by reference to the 1994 Annual Report to Shareholders (pages 17 through 27):

                 Consolidated Balance Sheets - June 30, 1994 and 1993

                 Consolidated Statements of Income for the Years Ended June 30, 1994 and 1993 and June 28, 1992

                 Consolidated Statements of Shareholders' Equity for the Years Ended June 30, 1994 and 1993 and June 28, 1992

                 Consolidated Statements of Cash Flows for the Years Ended June 30, 1994 and 1993 and June 28, 1992

                 Notes to Consolidated Financial Statements

                 Auditors' Report

                 (a) (2) Financial Statement Schedules:

                 Report of Independent Public Accountants on the Financial Statement Schedules

                 Schedule V                --     Property, Plant and
                                                  Equipment for the Years
                                                  Ended June 30, 1994 and
                                                  1993 and June 28, 1992

                 Schedule VI               --     Accumulated Depreciation and
                                                  Amortization of Property,
                                                  Plant and Equipment for the
                                                  Years Ended June 30, 1994 and
                                                  1993 and June 28, 1992

                 Schedule VIII             --     Valuation and Qualifying
                                                  Accounts and Reserves for the
                                                  Years Ended June 30, 1994 and
                                                  1993 and June 28, 1992

                 Schedule X                --     Supplementary Income
                                                  Statement Information for the
                                                  Years Ended June 30, 1994 and
                                                  1993 and June 28, 1992

                          All schedules, other than Schedules V, VI, VIII and
                 X, are omitted since the information is not required or is otherwise furnished.

                          Separate financial statements of the Registrant have
                 been omitted since restricted net assets of consolidated subsidiaries and unconsolidated investees and the Company's share of the unconsolidated subsidiaries' equity is less than 25% of the Company's net assets at June 30, 1994.

                 (a) (3) Exhibits:

                                                                                  If Incorporated by
 Exhibit No.                                                                      Reference, Documents
Under Reg. S-K      Form 10-K                                                     with which Exhibit             Sequential
   Item 601        Exhibit No.              Description                             Was Previously Filed            Page
- - --------------     -----------   ---------------------------------                -----------------------        ----------
     2             2a            Stock Sale Agreement, Dated                      Form 8-K, Dated January
                                 December 19, 1992 with respect                   26, 1993
                                 to the acquisition of the Standard               (Filed with the SEC on
                                 Products Industriel Group.                       February 8, 1993;
                                                                                  see Exhibit 2 therein)

     3                3a         Second Amended and Restated                      Quarterly Report Form 10-Q
                                 Articles of Incorporation                        (Filed with the SEC on
                                                                                  November 1, 1993;
                                                                                  see Exhibit 3a therein)

     3                3b         Amended and Restated Code of                     Form S-3 Registration
                                 Regulations                                      No. 33-62054
                                                                                  (Filed with the SEC on
                                                                                  May 5, 1993;
                                                                                  see Exhibit 3.2 therein)

     4                4a         Senior Notes Agreement -                         Quarterly Report Form 10-Q
                                 $75,000,000 6.55% Senior Notes due               (Filed with the SEC on
                                 December 16, 2003, by and among                  February 11, 1994;
                                 The Standard Products Company and                see Exhibit 4 therein)
                                 Metropolitan Life Insurance Company
                                 and certain of its Affiliates



 Exhibit No.                                                                      Reference, Documents
Under Reg. S-K      Form 10-K                                                     with which Exhibit             Sequential
   Item 601        Exhibit No.              Description                             Was Previously Filed            Page
- - --------------     -----------   ---------------------------------                -----------------------        ----------

     4                4b         Senior Notes Agreement -                         Annual Report Form 10-K
                                 $25,000,000 aggregate principal                  (Filed with the SEC on
                                 amount Dated as of June 30, 1989,                September 25, 1989;
                                 between the Company and                          see Exhibit 4b therein)
                                 Nationwide Life Insurance Company,
                                 Aid Association for Lutherans and
                                 Employers Life Insurance Company
                                 of Wausau

     4                4c         Amendments to the Senior Notes                   Annual Report Form 10-K
                                 Agreement - $25,000,000                          (Filed with the SEC on
                                 aggregate principal amount (4e),                 September 15, 1992;
                                 dated February 22, 1991 and,                     see Exhibit 4f therein)
                                 June 30, 1991, between the Company
                                 and Nationwide Life Insurance
                                 Company, Aid Association for
                                 Lutherans and Employers Life
                                 Insurance Company of Wausau

     4                4d         Credit Agreement, Dated as of                    Annual Report Form 10-K
                                 January 19, 1993, Among The                      (Filed with the SEC on
                                 Standard Products Company, as                    September 13, 1993;
                                 Borrower, and National City Bank,                see Exhibit 4c therein)
                                 Society National Bank, Comerica
                                 Bank and NBD Bank, N.A. and
                                 National City, as Agent.

     4                4e         Agreement of Amendment, Dated as                                                    25
                                 of April 30, 1994, Among The
                                 Standard Products Company, as
                                 Borrower, and National City Bank,
                                 Society National Bank, Comerica
                                 Bank and NBD Bank, N.A. and
                                 National City, as Agent.

    10               10a         Supplemental Salaried Pension                    Annual Report Form 10-K
                                 Plan                                             (Filed with the SEC on
                                                                                  September 23, 1986;
                                                                                  see Exhibit 10a therein)

    10               10b         The Standard Products Company                    Form S-8 Registration
                                 1985 Employee Incentive Stock                    No. 33-01558
                                 Option Plan                                      (Filed with the SEC on
                                                                                  November 15, 1985;
                                                                                  see Exhibit 4a therein)

    10               10c         The Standard Products Company                    Annual Report Form 10-K
                                 1981 Employee Incentive Stock                    (Filed with the SEC on
                                 Option Plan                                      September 1, 1982;
                                                                                  see Exhibit 10 therein)


 Exhibit No.                                                                      Reference, Documents
Under Reg. S-K      Form 10-K                                                     with which Exhibit             Sequential
   Item 601        Exhibit No.              Description                             Was Previously Filed            Page
- - --------------     -----------   ---------------------------------                -----------------------        ----------
    10               10d         The Standard Products Company                    Form S-8 Registration
                                 1989 Employee Incentive Stock                    No. 33-33617
                                 Option Plan                                      (Filed with the SEC on
                                                                                  February 28, 1990;
                                                                                  see Exhibit 4a therein)

    10               10e         The Standard Products Company                    Form S-8 Registration
                                 1991 Employee Stock Option Plan                  No. 33-51556
                                                                                  (Filed with the SEC on
                                                                                  September 2, 1992;
                                                                                  see Exhibit 4c therein)

    10               10f         The Standard Products Company                    Form S-8 Registration
                                 1991 Restricted Stock Plan                       No. 33-51554
                                                                                  (Filed with the SEC on
                                                                                  September 2, 1992;
                                                                                  see Exhibit 4c therein)

    10               10g         The Standard Products Company                    Annual Report Form 10-K
                                 Restricted Stock Agreement between               (Filed with the SEC on
                                 the Company and the Chairman and                 September 15, 1992;
                                 Chief Executive Officer                          see Exhibit 10h therein)

    10               10h         The Standard Products Company                    Annual Report Form 10-K
                                 Restricted Stock Agreement between               (Filed with the SEC on
                                 the Company and the President and                September 15, 1992;
                                 Chief Operating Officer                          see Exhibit 10i therein)

    10               10i         The Standard Products Company                    Form S-8 Registration
                                 1993 Employee Stock Option Plan                  No. 33-53989
                                                                                  (Filed with the SEC on
                                                                                  June 6, 1994;
                                                                                  see Exhibit 4 therein)

    13               13          Annual Report to Shareholders                                                       29
                                 for the Year Ended June 30, 1994

    21               21          Subsidiaries of Registrant                                                          64

    23               23          Consent of Independent Public                                                       65
                                 Accountants

    27               27          Financial Data Schedule                                                             66

   (b) Reports on Form 8-K: No reports have been filed during the last quarter of the fiscal year covered by this report on Form 10-K.


                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 THE STANDARD PRODUCTS COMPANY

                                 BY /s/ Aubrey E. Arndt
                                    --------------------------
                                        Aubrey E. Arndt
                                        Vice President-Finance
                                 Date:  September 14, 1994

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below on SEPTEMBER 14, 1994 by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ James S. Reid, Jr.                Chairman and Chief Executive Officer; Director
- - -----------------------------
James S. Reid, Jr.

/s/ Theodore K. Zampetis              President and Chief Operating Officer; Director
- - -------------------------
Theodore K. Zampetis

/s/ Aubrey E. Arndt                   Vice President-Finance
- - ---------------------------           Principal Financial Officer
Aubrey E. Arndt

/s/ Thomas J. Stecz                   Corporate Controller and Assistant Secretary
- - ----------------------------          Principal Accounting Officer
Thomas J. Stecz

/s/ Richard J. Boland
- - ----------------------------
Richard J. Boland                     Director

/s/ Edward B. Brandon
- - -------------------------
Edward B. Brandon                     Director

/s/ John D. Drinko
- - ---------------------------
John D. Drinko                        Director

/s/ Curtis E. Moll
- - -----------------------------
Curtis E. Moll                        Director

/s/ Malcolm R. Myers
- - -------------------------
Malcolm R. Myers                      Director

/s/ Leigh H. Perkins, Sr.
- - ----------------------------
Leigh H. Perkins, Sr.                 Director

/s/ Alfred M. Rankin, Jr.
- - --------------------------
Alfred M. Rankin, Jr.                 Director

/s/ Alan E. Riedel
- - -----------------------------
Alan E. Riedel                        Director

/s/ John D. Sigel
- - -----------------------------
John D. Sigel                         Director

/s/ W. Hayden Thompson
- - ----------------------
W. Hayden Thompson                    Director

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------
                      ON THE FINANCIAL STATEMENT SCHEDULES
                      ------------------------------------

To: The Standard Products Company

         We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in The Standard Products Company and Subsidiary Companies 1994 Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated August 2, 1994. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in the index of financial statements are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                             ARTHUR ANDERSEN & CO.

Cleveland, Ohio
  August 2, 1994.

             THE STANDARD PRODUCTS COMPANY AND SUBSIDIARY COMPANIES

                         PROPERTY, PLANT AND EQUIPMENT
                                                                      SCHEDULE V
                        For The Year Ended June 30, 1994

                             (Thousands of Dollars)

           Column A               Column B         Column C          Column D          Column E          Column F
- - -----------------------------     ---------        --------         ----------       ------------        --------
                                                                                        Other
                                                                                       Charges
                                                                                     Add (Deduct)
                                  Balance At                                         Primarily            Balance
                                  Beginning        Additions                         Translation          At End
        Classification            Of Period         At Cost         Retirements      Adjustments         Of Period
- - -------------------------------   ----------       ---------        -----------      -----------         ----------
Land and land improvements.....       $  5,973        $   226       $     (59)          $     611         $  6,751

Building and improvements......         74,227          5,138            (997)              6,717           85,085

Machinery and equipment
  (autos included).............        246,771         36,836          (8,268)            (11,474)         263,865

Furniture and fixtures.........         22,551         11,575            (940)               (869)          32,317

Capital projects in process....         28,042          7,604                -             (1,088)          34,558
                                      --------        -------       ---------           ---------         --------

   Total.......................       $377,564        $61,379       $ (10,264)          $  (6,103)        $422,576
                                      ========        =======       =========           =========         --------


The useful lives used in computing depreciation expense are as follows:

                                  Building and improvements  20 to 30 Years
                                  Machinery and equipment     3 to 15 Years
                                  Furniture and fixtures      5 to 15 Years

NOTE:  Column E represents the following:
- - ----------------------------------------

     Translation adjustment totaling $4,841,000 represents the effect of varying exchange rates between years used to translate the foreign owned assets to U.S. funds.

     Other changes totaling $1,260,000 represent the revaluation of purchased business assets from the original preliminary valuation.


             THE STANDARD PRODUCTS COMPANY AND SUBSIDIARY COMPANIES

                         PROPERTY, PLANT AND EQUIPMENT
                                                                      SCHEDULE V
                        For The Year Ended June 30, 1993

                             (Thousands of Dollars)

           Column A               Column B                   Column C                 Column D         Column E           Column F
- - -----------------------------     ---------        ---------------------------       ----------      ------------         --------
                                                              Additions
                                                   ----------------------------
                                  Balance At                                                           Other               Balance
                                  Beginning                         Purchased                          Changes             At End
        Classification            Of Period         At Cost         Business         Retirements     Add (Deduct)         Of Period
- - -------------------------------   ----------       ---------        ---------        -----------     ------------         ---------
Land...........................     $    3,141     $        -       $    2,814        $        -      $         18        $    5,973

Building and improvements......         54,503          1,937           20,424                (19)          (2,618)           74,227

Machinery and equipment........        195,695         17,533           46,320             (3,718)          (9,059)          246,771

Furniture and fixtures.........         17,906          2,435            3,712               (484)          (1,018)           22,551

Capital projects in process....          8,585         17,685            2,300                  -             (528)           28,042
                                    ----------     ----------       ----------        -----------     ------------        ----------

   Total.......................     $  279,830     $   39,590       $   75,570        $    (4,221)    $    (13,205)       $  377,564
                                    ==========     ==========       ==========        ===========     ============        ==========

The useful lives used in computing depreciation expense are as follows:

                                  Building and improvements  20 to 30 Years
                                  Machinery and equipment     3 to 15 Years
                                  Furniture and fixtures      5 to 15 Years

Note:  Column E represents the following
- - ----------------------------------------

     Translation adjustment totaling $13,205,000 represents the effect of varying exchange rates between years used to translate the foreign owned assets to U.S. funds.




             THE STANDARD PRODUCTS COMPANY AND SUBSIDIARY COMPANIES

                         PROPERTY, PLANT AND EQUIPMENT
                                                                      SCHEDULE V
                        For The Year Ended June 28, 1992

                             (Thousands of Dollars)

           Column A               Column B                   Column C                 Column D        Column E           Column F
- - -----------------------------     ---------        ---------------------------       ----------     ------------         --------
                                                              Additions
                                                   ----------------------------
                                  Balance At                                                           Other              Balance
                                  Beginning                         Purchased                         Changes             At End
        Classification            Of Period         At Cost         Business         Retirements    Add (Deduct)         Of Period
- - -------------------------------   ----------       ---------        ---------        -----------    ------------         ---------
Land...........................    $   3,083      $       -       $       50         $         -     $         8         $   3,141

Building and improvements......       50,827          1,131              394                (124)          2,275            54,503

Machinery and equipment........      173,703         16,262              182              (7,010)         12,557           195,695

Furniture and fixtures.........       15,726          1,718               35                (149)            576            17,906

Capital projects in process....        7,812             95                -                   -             678             8,585
                                   ---------      ---------       ----------         -----------     -----------         ---------

    Total......................    $ 251,151      $  19,207       $      661         $    (7,283)    $    16,094         $ 279,830
                                   =========      =========       ==========         ===========     ===========         =========

The useful lives used in computing depreciation expense are as follows:

                                  Building and improvements  20 to 30 Years
                                  Machinery and equipment     3 to 15 Years
                                  Furniture and fixtures      5 to 15 Years

Note:  Column E represents the following
- - ----------------------------------------

     Translation adjustment totaling $2,968,000 represents the effect of varying exchange rates between years used to translate the foreign owned assets to U.S. funds.

     The Port Clinton reclassification totaling $13,126,000 represents the assets devoted to the mixing operation which will remain in service.

     Other changes totaling $447,000 represent reclassification of miscellaneous assets among account classifications.


             THE STANDARD PRODUCTS COMPANY AND SUBSIDIARY COMPANIES

                   ACCUMULATED DEPRECIATION AND AMORTIZATION

                         OF PROPERTY, PLANT AND EQUIPMENT               SCHEDULE VI

                        For The Year Ended June 30, 1994

                             (Thousands of Dollars)


          Column A                 Column B         Column C          Column D         Column E           Column F
- - ----------------------------      ----------       ----------       -----------      -----------         ----------
                                                                                        Other
                                                                                       Charges
                                                   Additions                         Add (Deduct)
                                  Balance At       Charged To                         Primarily           Balance
                                  Beginning        Costs and                         Translation           At End
       Classification             Of Period         Expenses        Retirements      Adjustments         Of Period
- - ----------------------------      ----------       ----------       -----------      -----------         ---------

Buildings and improvements...         $ 21,955       $  4,165        $   (301)          $   (97)         $ 25,722

Machinery and equipment......          119,152         27,562          (7,012)           (1,033)          138,669

Furniture and fixtures.......           12,030          4,834            (694)                 6           16,176
                                      --------        -------        --------           --------         --------

    Total....................         $153,137        $36,561        $ (8,007)          $ (1,124)        $180,567
                                      ========        =======        ========           ========         ========



NOTE:  Column E represents the following:
- - -----------------------------------------

     Translation adjustment totaling $1,439,000 represents the effect of varying exchange rates between years used to translate the foreign owned assets to U.S. funds and $315,000 represents adjustments of reserves from purchased businesses.


             THE STANDARD PRODUCTS COMPANY AND SUBSIDIARY COMPANIES

                   ACCUMULATED DEPRECIATION AND AMORTIZATION

                        OF PROPERTY, PLANT AND EQUIPMENT
                                                                     SCHEDULE VI
                        For The Year Ended June 30, 1993

                             (Thousands of Dollars)

           Column A                    Column B          Column C         Column D             Column E           Column F
- - -----------------------------          ---------        ----------       ----------          ------------         --------
                                                        Additions
                                       Balance At       Charged To                              Other              Balance
                                       Beginning        Costs and                              Changes             At End
        Classification                 Of Period         Expenses        Retirements         Add (Deduct)         Of Period
- - -------------------------------        ----------       ----------       -----------         ------------         ---------

Building and improvements.....          $   19,172      $    3,530       $      (14)           $     (733)         $  21,955

Machinery and equipment.......             100,604          25,000           (2,170)               (4,282)           119,152

Furniture and fixtures........              10,634           2,422             (462)                 (564)            12,030
                                        ----------      ----------       ----------            ----------          ---------

      Total...................          $  130,410      $   30,952       $   (2,646)           $   (5,579)         $ 153,137
                                        ==========      ==========       ==========            ==========          =========

Note:  Column E represents the following
- - ----------------------------------------

      Translation adjustment totaling $5,579,000 represents the effect of varying exchange rates between years used to translate the foreign owned assets to U.S. funds.


             THE STANDARD PRODUCTS COMPANY AND SUBSIDIARY COMPANIES

                   ACCUMULATED DEPRECIATION AND AMORTIZATION

                        OF PROPERTY, PLANT AND EQUIPMENT
                                                                     SCHEDULE VI
                        For The Year Ended June 28, 1992

                             (Thousands of Dollars)


              Column A                       Column B         Column C          Column D            Column E           Column F
- - ------------------------------------        ----------       ----------       -----------         ------------         --------

                                                             Additions
                                            Balance At       Charged To                              Other              Balance
                                            Beginning        Costs and                              Changes              At End
            Classification                  Of Period         Expenses        Retirements         Add (Deduct)         Of Period
- - ---------------------------------------     ----------       ----------       -----------         ------------         ---------

Buildings and improvements.........         $   15,684       $    2,669       $      (87)          $        906         $  19,172

Machinery and equipment............             78,787           20,262           (4,960)                 6,515           100,604

Furniture and fixtures.............              8,082            1,965             (124)                   711            10,634
                                            ----------       ----------       ----------           ------------         ---------

     Total.........................         $  102,553       $   24,896       $   (5,171)          $      8,132         $ 130,410
                                            ==========       ==========       ==========           ============         =========


Note:  Column E represents the following:
- - ----------------------------------------

     Translation adjustments totaling $43,000 represent the effect of foreign exchange rates between years used to translate the foreign owned assets to U.S. funds.

     The Port Clinton reclassification totaling $8,089,000 represents the assets devoted to the mixing operation which will remain in service.

     Other changes totaling $10,000 represent reclassification of miscellaneous expenses among account classifications.

             THE STANDARD PRODUCTS COMPANY AND SUBSIDIARY COMPANIES

                       VALUATION AND QUALIFYING ACCOUNTS
                                                                   SCHEDULE VIII
          For the Years Ended June 30, 1994 and 1993 and June 28, 1992
                             (Thousands of Dollars)

            Column A                       Column B         Column C         Column D             Column E             Column F
- - --------------------------------           ---------       ----------       ----------           ----------           ---------
                                                            Additions
                                           Balance At       Charged To                                                 Balance
                                           Beginning        Costs And                                                  At End
          Description                      Of Period         Expenses        Recoveries           Deductions          Of Period
- - --------------------------------           ---------       ----------       ----------           ----------           ---------
Year Ended June 30, 1994

Valuation Allowance - Deferred Tax Asset     $ 25,812         $  1,798       $      -              $      -          $ 27,610
                                             ========         ========       ========              ========          ========

Reserve for Plant Closing                    $  9,111         $      -       $      -              $  5,136          $  3,975
                                             ========         ========       ========              ========          ========

Allowance for doubtful accounts              $  2,293         $    459       $    605              $   (270)         $  3,627
                                             ========         ========       ========              ========          ========

Year Ended June 30, 1993

Valuation Allowance - Deferred Tax Asset     $      -         $ 32,338       $      -              $  6,526          $ 25,812 (1)
                                             ========         ========       ========              ========          ========

Reserve for Plant Closing                    $ 22,885         $      -       $    734              $ 14,508          $  9,111 (2)
                                             ========         ========       ========              ========          ========

Allowance for doubtful accounts              $  3,128         $    885       $      -              $  1,720          $  2,293
                                             ========         ========       ========              ========          ========

Year Ended June 28, 1992

Reserve for Plant Closing                    $ 30,000         $  1,320       $      -              $  8,435          $ 22,885 (3)
                                             ========         ========       ========              ========          ========

Allowance for doubtful accounts              $  2,312         $  1,165       $    133              $    482          $  3,128
                                             ========         ========       ========              ========          ========

(1) In connection with the adoption of SFAS No. 109 in 1993, a valuation allowance was recorded equal to the deferred tax asset recorded for United Kingdom net operating loss carryforwards.
(2) Of this amount, deductions of $13,717 reflect an amount reclassified to accrued postretirement benefits other than pensions. The balance of $9,111 has been classified as a current liability in the accompanying consolidated balance sheet as of June 30, 1993.
(3) Of this amount, $8,635 has been classified as a current liability, and the remainder, $14,250, is classified as a long-term liability in the accompanying consolidated balance sheet as of June 28, 1992.

             THE STANDARD PRODUCTS COMPANY AND SUBSIDIARY COMPANIES

                   SUPPLEMENTARY INCOME STATEMENT INFORMATION
                                                                      SCHEDULE X
          For the Years Ended June 30, 1994 and 1993 and June 28, 1992

                             (Thousands of Dollars)


          Column A                                                                  Column B
- - ----------------------------                                        --------------------------------------

                                                                         Charged to Costs and Expenses
                                                                    --------------------------------------
            Item                                                       1994          1993          1992
- - ----------------------------                                        ---------     ---------      ---------
Maintenance and repair......                                        $44,803       $34,069       $ 29,008
                                                                    =======       =======       ========