Form 10-Q
period 1994-09-30
STANDARD PRODUCTS CO
filed 1994-11-08
CIK 93448

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C.  20549

                                   FORM 10-Q
(Mark One)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1994

                                       OR

         [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

  For the transition period from _____________________ to ____________________

                           Commission File No. 1-2917

                         THE STANDARD PRODUCTS COMPANY
             -----------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


                Ohio                                              34-0549970
- - -------------------------------------                        -------------------
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


Number of common shares outstanding as of October 28, 1994: 16,710,220

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

                                             THE STANDARD PRODUCTS COMPANY AND SUBSIDIARY COMPANIES
                                                           Consolidated Balance Sheets
                                                                   (Unaudited)
                                                             (Thousands of Dollars)

                                                                                               Sept. 30,     June 30,
                                                                                                 1994          1994
                                                                                               ---------     --------
ASSETS
Current Assets:
  Cash and cash equivalents................................................................... $      -     $      -
  Receivables, less allowances of $4,641 at September 30 and
   $3,627 at June 30..........................................................................  214,938      202,363
  Inventories.................................................................................   57,782       53,018
  Prepaid insurance, taxes, etc...............................................................   12,560       15,305
                                                                                               --------     --------

   Total current assets.......................................................................  285,280      270,686
                                                                                               --------     --------

Property, Plant and Equipment, at cost........................................................  442,501      422,576

  Less - Accumulated depreciation............................................................. (190,885)    (180,567)
                                                                                               --------     --------
                                                                                                251,616      242,009
Goodwill, net.................................................................................   63,028       62,564
Other Assets..................................................................................   48,548       49,055
                                                                                               --------     --------
                                                                                               $648,472     $624,314
                                                                                               ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Short-term notes payable.................................................................... $ 18,499     $ 10,373
  Current maturities of long-term debt........................................................    1,572        1,690
  Accounts payable............................................................................   97,151       94,514
  Accrued payrolls............................................................................   18,276       24,433
  Accrued expenses............................................................................   43,599       48,919
  Dividend payable............................................................................    2,840        2,835
                                                                                               --------     --------

   Total current liabilities..................................................................  181,937      182,764
                                                                                               --------     --------

Long-term Debt, net of current maturities.....................................................  155,482      135,381
                                                                                               --------     --------

Other Postretirement Benefits.................................................................   25,717       25,649
                                                                                               --------     --------

Deferred Income Taxes and Other Credits.......................................................   39,120       37,843
                                                                                               --------     --------

Commitments and Contingent Liabilities
Shareholders' Equity:
  Serial preferred shares, without par value, authorized 6,000,000 voting
   and 6,000,000 non-voting shares, none issued...............................................        -            -
  Common shares, par value $1 per share; authorized 50,000,000 shares, issued and outstanding, 16,705,220 shares at September 30 and
   16,674,016 at June 30......................................................................   16,705       16,674
  Paid-in capital.............................................................................   95,718       95,614
  Retained earnings...........................................................................  142,929      142,871
  Foreign currency translation adjustments....................................................   (7,013)     (10,359)
  Minimum pension liability...................................................................   (2,123)      (2,123)
                                                                                               --------     --------
   Total shareholders' equity.................................................................  246,216      242,677
                                                                                               --------     --------
                                                                                               $648,472     $624,314
                                                                                               ========     ========

                                 The accompanying notes are an integral part of these statements.


                                             THE STANDARD PRODUCTS COMPANY AND SUBSIDIARY COMPANIES
                                                        CONSOLIDATED STATEMENTS OF INCOME
                                          For the Three Month Periods Ended September 30, 1994 and 1993
                                                                   (Unaudited)
                                                    (Thousands of Dollars Except Share Data)

                                                                                            1994          1993
                                                                                          --------      --------

Net Sales...........................................................................      $220,927      $201,691

Cost of Goods Sold:
  Materials, wages and other manufacturing costs....................................       191,884       168,177
  Research, engineering and development expenses....................................         7,445         7,349
                                                                                          --------      --------
                                                                                           199,329       175,526
                                                                                          --------      --------

   Gross income.....................................................................        21,598        26,165

Selling, General and Administrative Expenses........................................        14,748        14,476
                                                                                          --------      --------
                                                                                             6,850        11,689
                                                                                          --------      --------

Other Income (Deductions):
  Royalty and dividend income.......................................................           292           122
  Net interest expense..............................................................         2,948         2,752
  Other, net........................................................................        (2,241)         (959)
                                                                                          --------      --------

                                                                                            (4,897)       (3,589)
                                                                                          --------      --------

Income before Taxes on Income.......................................................         1,953         8,100
Provision for Taxes on Income.......................................................          (945)        3,248
                                                                                          --------      --------

   Net Income (Loss)................................................................      $  2,898      $  4,852
                                                                                          ========      ========

Earnings Per Common Share...........................................................          $.17          $.29
                                                                                              ====          ====

                                 The accompanying notes are an integral part of these statements.


                                             THE STANDARD PRODUCTS COMPANY AND SUBSIDIARY COMPANIES
                                                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                          FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 1994 AND 1993
                                                                   (Unaudited)
                                                             (Thousands of Dollars)


                                                                                              Foreign                       Total
                                                                                              Currency        Minimum       Share-
                                                    Common       Paid-In       Retained      Translation      Pension       holders'
                                                    Shares       Capital       Earnings      Adjustments     Liability      Equity
                                                   --------      --------      --------      -----------     ---------     --------
Balance, June 30, 1994..................           $16,674       $95,614       $142,871       $ (10,359)     $ (2,123)     $242,677
Net income..............................                 -             -          2,898               -             -         2,898
Cash dividends ($.17 per share).........                 -             -         (2,840)              -             -        (2,840)
Foreign currency translation adjustments                 -             -              -           3,346             -         3,346
Sale of 31,204 shares to option holders.                31           104              -               -             -           135
                                                   -------       -------       --------       ---------      --------      --------
Balance, September 30, 1994.............           $16,705       $95,718       $142,929       $  (7,013)     $ (2,123)     $246,216
                                                   =======       =======       ========       =========      ========      ========


Balance, June 30, 1993..................           $16,552       $94,083       $120,660       $  (6,650)     $   (209)     $224,436
Net income..............................                 -             -          4,852               -             -         4,852
Cash dividends ($.16 per share).........                 -             -         (2,659)              -             -        (2,659)
Foreign currency translation adjustments                 -             -              -          (5,535)            -        (5,535)
Restricted stock awards.................                 -            72              -               -             -            72
Sale of 59,331 shares to option holders.                59           210              -               -             -           269
Minimum pension liability...............                 -             -              -               -            10            10
                                                   -------       -------       --------       ---------      --------      --------
Balance, September 30, 1993.............           $16,611       $94,365       $122,853       $ (12,185)     $   (199)     $221,445
                                                   =======       =======       ========       =========      ========      ========




                                        The accompanying notes are an integral part of these statements.

                                             THE STANDARD PRODUCTS COMPANY AND SUBSIDIARY COMPANIES
                                                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                          FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 1994 AND 1993
                                                                   (Unaudited)
                                                             (Thousands of Dollars)

                                                                                    1994             1993
                                                                                  --------         --------
Net cash provided by (used for) operating activities:
  Net income...........................................................           $  2,898         $  4,852
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization....................................             10,736           11,385
      Deferred taxes and other credits.................................              1,235           (2,175)
      Effect of changes in foreign currency............................               (703)             304
      Other operating items............................................               (653)          (4,943)
                                                                                  --------         --------

         Net cash provided by continuing operations....................             13,513            9,423
                                                                                  --------         --------

Net cash provided by (used for) changes in operating assets and liabilities:
      Receivables......................................................            (12,575)          12,996
      Inventories......................................................             (4,764)          (5,567)
      Accounts payable and accrued expenses............................             (7,384)         (19,791)
      Other............................................................              2,745              499
                                                                                  --------         --------
         Net cash used for changes in operating assets and liabilities             (21,978)         (11,863)
                                                                                  --------         --------
         Net cash provided by operating activities.....................             (8,465)          (2,440)
                                                                                  --------         --------

Net cash used for investments:
  Purchase of property, plant and equipment, net.......................            (16,311)         (13,456)
  Investments in affiliates............................................                  -           (1,500)
                                                                                  --------         --------
         Net cash used for investments.................................            (16,311)         (14,956)
                                                                                  --------         --------

Net cash provided by (used for) financing:
  Proceeds of long-term borrowings.....................................             20,000           15,110
  Net increase in short-term borrowings................................              8,126            5,761
  Repayment of long-term borrowings....................................               (213)          (5,841)
  Cash dividends.......................................................             (2,840)          (2,659)
                                                                                  --------         --------
         Net cash provided by financing................................             25,073           12,371
                                                                                  --------         --------

Effect of exchange rate changes on cash................................               (297)             254
                                                                                  --------         --------

Increase (decrease) in cash and cash equivalents.......................                  -           (4,771)

Cash and cash equivalents at the beginning of the period...............                  -            5,548
                                                                                  --------         --------

Cash and cash equivalents at the end of the period.....................           $      -         $    777
                                                                                  ========         ========


                                 The accompanying notes are an integral part of these statements.

             THE STANDARD PRODUCTS COMPANY AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1994

1.       ACCOUNTING POLICIES
         -------------------

         A.  Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Major intercompany items have been eliminated.

         B.  Inventories

         Inventories are stated at the lower of cost or market. The majority of domestic inventories are valued using the last-in, first-out (LIFO) method and the remaining inventories are valued using the first-in, first-out (FIFO) method. The major components of inventory at September 30, 1994 and June 30, 1994 are as follows:

                                                              Sept. 30         June 30
                                                              --------         --------
                                                               (Thousands of Dollars)
         Raw materials....................................    $19,387          $20,477
         Work-in-process and finished goods...............     38,395           32,541
                                                              -------          -------
              Totals......................................    $57,782          $53,018
                                                              =======          =======

2.       DEBT

         Long-term debt at September 30, 1994 and June 30, 1994 consisted of the following:

                                                              Sept. 30         June 30
                                                              --------         --------
                                                               (Thousands of Dollars)
         Senior Notes.....................................    $100,000         $100,000
         Revolving credit agreement.......................      50,000           30,000
         First mortgage industrial revenue bonds..........         537              537
         Other debt.......................................       6,517            6,534
                                                              --------         --------
         Total............................................     157,054          137,071
         Less - current maturities........................       1,572            1,690
                                                              --------         --------
                                                              $155,482         $135,381
                                                              ========         ========

         At September 30, 1994, Senior Notes outstanding of $100,000,000 include two issues, $75,000,000 and $25,000,000. The $75,000,000 Senior Notes,
placed directly with three affiliated insurance companies, are unsecured and accrue interest at 6.55%. Interest payments are payable semi-annually, and annual principal payments of $12,500,000 begin in December 1998 through December 2002, with the balance due on maturity in December 2003.

         Coinciding with the issuance of the $75,000,000 fixed rate Senior Notes, the Company entered into a currency and interest rate swap transaction to establish fixed interest rates on intercompany borrowings of its French subsidiary. The nominal amount is 150,000,000 FF and the term extends to November 2000.

         The $25,000,000 Senior Notes are also unsecured notes placed directly with the holders. The interest rate is 9.81%, interest is paid semiannually and the notes are payable July 1, 1999.

         Each of the Senior Note agreements require the Company to maintain certain financial covenants as to net worth, leverage and working capital.

         The Revolving Credit Agreement (Credit Agreement) represents borrowings from a group of banks that have committed to make available for borrowing up to $125,000,000 until January 1997 with provisions for extending the agreement beyond that date upon satisfaction of certain requirements. The Company has the right to convert up to $50,000,000 of revolving loans in a five-year term loan with quarterly repayments thereafter. The loans may be denominated in either U.S. dollars or certain other currencies based upon Eurodollar interest rates or the agent bank's base rate. At September 30, 1994, borrowings under the Credit Agreement bear interest at 5.5%. A commitment fee of .25% is due on the unused portion of the agreement. The terms of the Credit Agreement also require the Company to maintain certain financial covenants as to net worth, leverage and working capital.

         Under the most restrictive covenants of the Company's various loan agreements, principally the Credit Agreement, $63,838,000 of retained earnings were not restricted at September 30, 1994 for the payment of dividends, and the ratio of current assets to current liabilities was 1.57 to 1, in excess of the minimum requirement of 1.25 to 1.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
- - -------     ---------------------------------------
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION
            ---------------------------------------------

            RESULTS OF OPERATIONS
            ---------------------

            For the first quarter of fiscal 1995, net sales increased 10% to $220,927,000 from $201,691,000 last year. Net income for the first quarter of fiscal 1995 was $2,899,000, or $.17 a share compared to $4,852,000, or $.29 a share a year ago.

            In the Transportation Equipment Segment, sales in the first quarter were $187,643,000 compared to $172,046,000, an increase of 9%. In North America, sales in this segment were $116,124,000 compared to $103,479,000 a year ago for an increase of 12%. The increased North American sales were led by sales of Company produced parts on several models with accelerated volumes over a year ago. These include the Ford Mustang and Windstar and the Chrysler Neon. Sales volumes of the first quarter were reduced, however, as launches of several programs by the manufacturers did not proceed as rapidly as planned. Also, production of several models ceased, and the absence of sales of the Company's parts on these models reduced sales during the first quarter period. For the first quarter of fiscal 1995, North American car and light truck production advanced 15% over the production of the prior year.

            In Europe, fiscal 1995 first quarter sales of the Company's European subsidiaries, Standard Products Limited (SPL) and Standard Products Industrial (SPI), advanced 32% compared with the same period a year ago. In the prior year first quarter period, SPI's reporting was brought current with the Company, and the first quarter period of last year included SPI's June 1993 results. Current year European sales advanced 1% over last year's reported sales. The European sales performance reflected a strengthening European economy compared to last year and sales of parts on new European models introduced recently.

            Holm Industries, Inc., the Company's subsidiary that supplies the appliance and building products industries, reported sales over the prior year first quarter period by 11% to $24,103,000. The increased sales were attributable to strong consumer and commercial refrigeration sales.

            In the Tread Rubber Segment, sales of $33,284,000 in the first quarter period of fiscal 1995 were 12% over the sales of last year's first quarter period based on volume increases.

            Consolidated gross margin for the first quarter of fiscal 1995 was 9.8% compared to 13.0% a year ago. Margins in the first quarter of fiscal 1995 were reduced by launch costs related to the Chevrolet Lumina and Chrysler Cirrus. The Lumina launch costs continued from the fourth quarter of fiscal 1994 into the first quarter of fiscal 1995 as production gradually increased during the quarter to full production levels reached as the first quarter closed. The Cirrus launch, which began during the quarter, encountered launch related costs that were greater than expected. The launch costs encountered during the quarter represented 2.6% of consolidated first quarter sales. Overall for the remainder of the Transportation Equipment Segment, margins improved, and the improvement represented .9% of first quarter sales. Tread Rubber Segment margins declined slightly on rising material costs and a sales mix toward lower margin products.

            Selling, general and administrative expenses were 6.7% of sales for the first quarter of fiscal 1995. A year ago, these expenses were 7.2% of fiscal 1994 first quarter sales.

            Net interest expense for the first quarter of fiscal 1994 was $2,948,000 compared to $2,752,000 a year ago. Interest expense in 1995 was $3,120,000 and interest income was $172,000. A year ago, interest expense amounted to $2,868,000 and interest income was $116,000. Interest expense increased by $252,000 for the quarter, and the increase is due to a higher level of short-term borrowings.

            Other income (expense), net was expense of $1,949,000 for the first quarter of fiscal 1995. A year ago, other expense was $837,000. The Company's subsidiary, Oliver Rubber Company (Oliver), had previously disclosed the occurrence of accounting irregularities at its European subsidiary. Since then, Oliver has revaluated the European operation and decided to exit that market. As a result, Oliver recorded a closing reserve of $2,309,000 in the first quarter. Dividend income, royalties and earnings of NISCO offset the Oliver provision to arrive at net expense of $1,949,000. A year ago, other expense was primarily the losses of the Company's joint venture with Nishikawa Rubber Company.

            The provision for taxes on income reflects tax benefit associated with the decision of Oliver to exit the European market. The tax benefit offset the provision noted above. Without the tax benefit, the provision for taxes on income would have been $1,364,000 for an effective tax rate of 32%. This rate is in line with statutory rates in the countries in which the Company does business and net of tax credits and loss carryforwards available to the Company.


            Financial Condition
            -------------------

            In the first quarter of fiscal 1995, operations required $339,000. Reduced earnings combined with increased working capital requirements associated with the increased sales levels to result in the operating funds requirement. Additions to property, plant and equipment required funds of $16,311,000 and cash dividends required $2,840,000. Funds were provided by the proceeds of short-term and revolving credit borrowings of $20,000,000.

            At September 30, 1994, the ratio of current assets to current liabilities was 1.57 to 1. On total capitalization of $401,698,000, debt was 38.7% and equity was 61.3%. Considering available borrowing capacity under the Company's Revolving Credit Agreement and short-term borrowing arrangements plus funds to be generated from operations, the Company believes it has sufficient available funds to meet operating needs for the remainder of the year.

                          PART II - OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
- - -------    --------------------------------



           (a)    EXHIBITS:
           Exhibit No.
         Under Reg. S-K    Form 10-Q                                Sequential
            Item 601      Exhibit No.      Description                Page
         --------------   -----------      ------------             ----------
             27              27           Financial Data Schedule



           (b) REPORTS ON FORM 8-K: No reports on Form 8-K have been filed during the quarter for which this report on Form 10-Q is filed.

                                   SIGNATURES
                                   ----------

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              THE STANDARD PRODUCTS COMPANY
                                              -----------------------------
                                                       (REGISTRANT)



Dated:  November 8, 1994                   /s/         Aubrey E. Arndt
        ----------------                   --------------------------------
                                           Aubrey E. Arndt
                                           Vice President-Finance
                                           Principal Financial Officer



                                           /s/         Thomas J. Stecz
                                           --------------------------------
                                           Thomas J. Stecz
                                           Corporate Controller
                                           Chief Accounting Officer