Form 10-K/A
period 1994-06-30
STANDARD PRODUCTS CO
filed 1994-12-21
CIK 93448

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-K/A
(MARK ONE)
_______ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended     June 30, 1994
                          ---------------------------------------------------
                                             OR
_______ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from                      to
                               --------------------    ----------------------
Commission file number    1-2917
                        -----------------------------------------------------
                          THE STANDARD PRODUCTS COMPANY
- -----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                OHIO                                    34-0549970
- -------------------------------------        --------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)

2130 WEST 110TH STREET, CLEVELAND, OH                     44102
- -------------------------------------        --------------------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code       (216) 281-8300
                                                   --------------------------
Securities registered pursuant to Section 12(b) of the Act:

Title of each class                   Name of each exchange on which registered
- ---------------------------           -----------------------------------------
COMMON SHARES, $1 PAR VALUE
- ---------------------------           -----------------------------------------

- ---------------------------           -----------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

- -------------------------------------------------------------------------------
                               (Title of class)
- -------------------------------------------------------------------------------
                               (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes    x         No
                                                  -----          -----
State the aggregate market value of the voting stock held by nonaffiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.
(See definition of affiliate in Rule 405).   $370,981,595 AT AUGUST 31, 1994
                                            ----------------------------------

(APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                            PRECEDING FIVE YEARS)
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ______ No ______

                  (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 16,682,234 AT AUGUST 31, 1994
                                                 -----------------------------

                    (DOCUMENTS INCORPORATED BY REFERENCE)
List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

1994 ANNUAL REPORT TO SHAREHOLDERS (PARTS I, II AND IV)
- -------------------------------------------------------
PROXY STATEMENT FOR 1994 ANNUAL MEETING OF SHAREHOLDERS (PART III)
- ------------------------------------------------------------------
The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report for the year ended June 30, 1994 on Form 10-K as set forth on the pages attached hereto:

Form 10-K was amended in accordance with Rule 15D-21 to include, as a part thereof, Form 11-K for the annual report and exhibits of:

- -        The Standard Products Individual Retirement and Investment Trust Plan
         for the fiscal year ended June 30, 1994
- -        The Standard Products Company Collectively Bargained Savings and
         Retirement Plan (Gaylord, Michigan Plant), U.A.W. Local 388; Gaylord, Michigan for the fiscal year ended June 30, 1994
- -        The Standard Products Company Collectively Bargained Savings and
         Retirement Plan (Lexington Division), U.A.W. Local 1681; Lexington, Kentucky for the fiscal year ended June 30, 1994
- -        The Standard Products Company Collectively Bargained Savings and
         Retirement Plan (Port Clinton, Ohio Plant), U.A.W. Local 497; Port Clinton, Ohio for the fiscal year ended June 30, 1994

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto.
                                        THE STANDARD PRODUCTS COMPANY

Date:    December 21, 1994              By:  /s/ Thomas J. Stecz
                                            ---------------------------
                                             Thomas J. Stecz
                                             Corporate Controller and
                                             Assistant Secretary

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                    FORM 11K

                                 ANNUAL REPORT


       Pursuant to Section 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended June 30, 1994
                                             -------------
A. Full title of plan and the address of the plan, if different from that of the issuer:

The Standard Products Company Individual Retirement and Investment Trust Plan
- -----------------------------------------------------------------------------
B. Name of issuer of securities held pursuant to the plan and the address of its principal executive office:

                         The Standard Products Company
                         -----------------------------
                 2130 West 110th Street, Cleveland, Ohio  44102
                 ----------------------------------------------
                              Required Information
                              --------------------

        Financial Statements:

        Report of Independent Public Accountants

        Statement of Financial Position
         --June 30, 1994 and 1993

        Statement of Income and Changes in Plan Equity for the year ended June 30, 1994

        Notes to Financial Statements

               I - Schedule of Investments as of June 30, 1994

               The information required by Schedules II and III is provided in the above financial statements or notes thereto.

        Schedule of Reportable Transactions

        Schedule of Non-Exempt Transactions

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the members of The Standard Products Individual Retirement and Investment Trust Plan Committee, as administrator of The Standard Products Individual Retirement and Investment Trust Plan, have duly caused this annual report to be signed by the undersigned thereunto duly authorized.



                                        The Standard Products Individual
                                        Retirement and Investment Trust Plan



Date:    December 21, 1994              By:  /s/ Thomas J. Stecz
                                            -------------------------------
                                                Committee Member

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To The Standard Products Company:

         We have audited the accompanying statements of financial position of the STANDARD PRODUCTS INDIVIDUAL RETIREMENT AND INVESTMENT TRUST PLAN as of June 30, 1994 and 1993, and the related statement of income and changes in plan equity for the year ended June 30, 1994. These financial statements and the schedules referred to below are the responsibility of the plan administrator. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Plan as of June 30, 1994 and 1993, and its income and changes in plan equity for the year ended June 30, 1994, in conformity with generally accepted accounting principles.

         Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules of assets held for investment purposes, reportable transactions and non-exempt transactions are presented for purposes of additional analysis and are not a required part of the basic financial statements but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. The supplemental schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, are fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.


                                        /s/ Arthur Andersen LLP


Cleveland, Ohio,
  December 7, 1994.

                                                                   STANDARD PRODUCTS INDIVIDUAL RETIREMENT
                                                                   ---------------------------------------
                                                                      AND INVESTMENT TRUST PLAN
                                                                      -------------------------
                                                                      STATEMENT OF FINANCIAL POSITION
                                                                      -------------------------------
                                                                      AS OF JUNE 30, 1994
                                                                      -------------------
                                                                              Non-Participant Directed
                                                                    ---------------------------------------------
                                                                         Common            Short
                                                                          Stock            Term            PAYSOP
                                       Cost             Total             Fund             Fund             Fund
                                    -----------      -----------       -----------     -----------      ----------
ASSETS
  Investments - at market value
    The Standard Products
    Common Share Fund                $9,229,285      $12,474,413        $7,196,051              $0              $0

    The Standard Products PAYSOP
    Fund                                238,411          466,544                 0               0         466,544

    Vanguard Windsor II Fund          4,794,828        5,161,591                 0               0               0

    Vanguard Fixed Rate GIC Fund      3,453,070        3,453,070                 0               0               0

    Vanguard Money Market
    Reserves-Prime Portfolio          3,815,045        3,815,045                 0         778,618               0

    Vanguard STAR Fund                3,542,973        3,669,067                 0               0               0
                                    -----------      -----------        ----------      ----------        --------
                                    $25,073,612       29,039,730         7,196,051         778,618         466,544
                                    ===========

  Receivables
    The Standard Products Company                        315,761           118,457         197,304               0
    Plan Participants                                    306,452                 0               0               0
    Interest and Dividends                                74,816            41,835               0           2,687
                                                     -----------        ----------      ----------        --------
  Plan Equity                                        $29,736,759        $7,356,343      $  975,922        $469,231
                                                     ===========        ==========      ==========        ========


                                                                         Participant Directed
                                    ------------------------------------------------------------------------------
                                     Common                             Fixed            Short
                                      Stock          Equity             Income           Term            Balanced
                                      Fund            Fund               Fund            Fund              Fund
                                    ----------      ----------         ----------      ----------      -----------
ASSETS
  Investments - at market value
    The Standard Products
    Common Share Fund               $5,278,362                $0                $0              $0              $0

    The Standard Products PAYSOP
    Fund                                     0                 0                 0               0               0

    Vanguard Windsor II Fund                 0         5,161,591                 0               0               0

    Vanguard Fixed Rate GIC Fund             0                 0         3,453,070               0               0

    Vanguard Money Market
    Reserves-Prime Portfolio                 0                 0                 0       3,036,427               0

    Vanguard STAR Fund                       0                 0                 0               0       3,669,067
                                    ----------        ----------        ----------      ----------      ----------
                                     5,278,362         5,161,591         3,453,070       3,036,427       3,669,067


  Receivables
    The Standard Products Company            0                 0                 0               0               0
    Plan Participants                   51,113            82,196            65,871          44,081          63,191
    Interest and Dividends              30,294                 0                 0               0               0
                                    ----------        ----------        ----------      ----------      ----------
  Plan Equity                       $5,359,769        $5,243,787        $3,518,941      $3,080,508      $3,732,258
                                    ==========        ==========        ==========      ==========      ==========

                      The accompanying Notes to Financial Statements are an integral part of this statement.

                                                                     STANDARD PRODUCTS INDIVIDUAL RETIREMENT
                                                                     ---------------------------------------

                                                                      AND INVESTMENT TRUST PLAN
                                                                      -------------------------

                                                                      STATEMENT OF FINANCIAL POSITION
                                                                      -------------------------------

                                                                      AS OF JUNE 30, 1993
                                                                      -------------------
                                                                                        Non-Participant Directed
                                                                               -----------------------------------------
                                                                                  Common          Short
                                                                                  Stock           Term         PAYSOP
                                                   Cost           Total           Fund            Fund          Fund
                                               -----------     -----------     -----------     -----------   -----------
ASSETS
  Investments - at market value
    The Standard Products
    Common Share Fund                           $7,032,887     $12,935,446      $7,523,207              $0            $0

    The Standard Products PAYSOP
    Fund                                           247,040         588,858               0               0       588,858

    Vanguard Windsor II Fund                     3,617,379       4,277,741               0               0             0

    Vanguard Fixed Rate GIC Fund                 3,632,056       3,632,056               0               0             0

    Vanguard Money Market
    Reserves-Prime Portfolio                     3,472,884       3,472,884               0         642,308             0

    Vanguard STAR Fund                           2,969,408       3,314,005               0               0             0
                                               -----------     -----------     -----------     -----------   -----------
                                               $20,971,654      28,220,990       7,523,207         642,308       588,858
                                               ===========
  Receivables
    The Standard Products Company                                  266,974         100,817         166,157             0
    Plan Participants                                              260,043               0               0             0
    Interest and Dividends                                          62,448          34,748               0         2,701
                                                               -----------     -----------     -----------   -----------
  Plan Equity                                                  $28,810,455      $7,658,772        $808,465      $591,559
                                                               ===========     ===========     ===========   ===========

                                                                                Participant Directed
                                               ---------------------------------------------------------------------------
                                                 Common                           Fixed           Short
                                                  Stock          Equity          Income           Term          Balanced
                                                  Fund            Fund            Fund            Fund            Fund
                                               -----------     -----------     -----------     -----------     -----------
ASSETS
  Investments - at market value
    The Standard Products
    Common Share Fund                           $5,412,239              $0              $0              $0              $0

    The Standard Products PAYSOP
    Fund                                                 0               0               0               0               0

    Vanguard Windsor II Fund                             0       4,277,741               0               0               0

    Vanguard Fixed Rate GIC Fund                         0               0       3,632,056               0               0

    Vanguard Money Market
    Reserves-Prime Portfolio                             0               0               0       2,830,576               0

    Vanguard STAR Fund                                   0               0               0               0       3,314,005
                                               -----------     -----------     -----------     -----------     -----------
                                                 5,412,239       4,277,741       3,632,056       2,830,576       3,314,005

  Receivables
    The Standard Products Company                        0               0               0               0               0
    Plan Participants                               37,647          65,519          60,763          42,645          53,469
    Interest and Dividends                          24,999               0               0               0               0
                                               -----------     -----------     -----------     -----------     -----------
  Plan Equity                                   $5,474,885      $4,343,260      $3,692,819      $2,873,221      $3,367,474
                                               ===========     ===========     ===========     ===========     ===========

                      The accompanying Notes to Financial Statements are an integral part of this statement.

                                              STANDARD PRODUCTS INDIVIDUAL RETIREMENT
                                              ---------------------------------------

                                                     AND INVESTMENT TRUST PLAN
                                                     -------------------------

                                          STATEMENT OF INCOME AND CHANGES IN PLAN EQUITY
                                          ----------------------------------------------

                                                 FOR THE YEAR ENDED JUNE 30, 1994
                                                 --------------------------------
                                                                     Non-Participant Directed
                                                                ----------------------------------------
                                                                   Common         Short
                                                                   Stock          Term          PAYSOP
                                                  Total             Fund          Fund           Fund
                                                -----------     -----------    -----------   -----------
ADDITIONS
- ---------
  Investment Income
      Net Change in Unrealized Appreciation/
          (Depreciation) of Investments         ($2,519,168)    ($1,244,866)            $0      ($85,517)
      Dividend and Interest Income                1,113,490         154,354         24,153        10,644
      Realized Gain/(Loss)                          (32,130)         (6,477)             0        (1,553)

  Contributions
      Plan Participants                           3,528,031               0              0             0
      The Standard Products Company               1,566,497       1,369,193        197,304             0
  Transfers from Other Funds                      4,623,504               0              0             0
  Miscellaneous Receipts                             86,266               0              0             0
                                                -----------     -----------    -----------   -----------

          Total Additions                         8,366,490         272,204        221,457       (76,426)
                                                -----------     -----------    -----------   -----------

DEDUCTIONS
- ----------
  Participant Withdrawals                        (2,816,683)       (574,633)       (54,000)      (45,902)
  Transfers to Other Funds                       (4,623,504)              0              0             0
                                                -----------     -----------    -----------   -----------

          Total Deductions                       (7,440,187)       (574,633)       (54,000)      (45,902)
                                                -----------     -----------    -----------   -----------

Net Additions/(Deductions)                          926,303        (302,429)       167,457      (122,328)

Plan Equity - Beginning of Year                  28,810,455       7,658,772        808,465       591,559
                                                -----------     -----------    -----------   -----------
Plan Equity - End of Year                       $29,736,758      $7,356,343       $975,922      $469,231
                                                ===========     ===========    ===========   ===========

                                                                             Participant Directed
                                              -------------------------------------------------------------------------------
                                                Common                           Fixed              Short
                                                 Stock           Equity          Income              Term          Balanced
                                                 Fund             Fund            Fund               Fund            Fund
                                              -----------     -----------      -----------       -----------      -----------
ADDITIONS
- ---------
  Investment Income
      Net Change in Unrealized Appreciation/
          (Depreciation) of Investment          ($865,293)      ($164,875)              $0                $0        ($158,617)
      Dividend and Interest Income                110,512         304,368          173,537            91,395          244,527
      Realized Gain/(Loss)                        (11,861)           (866)               0                 0          (11,373)

  Contributions
      Plan Participants                           553,617         942,947          757,731           544,200          729,536
      The Standard Products Company                     0               0                0                 0                0
  Transfers from Other Funds                    1,130,407         799,762        1,646,031           654,867          392,437
  Miscellaneous Receipts                           19,913          17,504            7,955            11,048           29,846
                                              -----------     -----------      -----------       -----------      -----------

          Total Additions                         937,295       1,898,840        2,585,254         1,301,510        1,226,356
                                              -----------     -----------      -----------       -----------      -----------

DEDUCTIONS
- ----------
  Participant Withdrawals                        (447,101)       (618,082)        (345,614)         (333,367)        (397,984)
  Transfers to Other Funds                       (605,310)       (380,231)      (2,413,518)         (760,856)        (463,589)
                                              -----------     -----------      -----------       -----------      -----------

          Total Deductions                     (1,052,411)       (998,313)      (2,759,132)       (1,094,223)        (861,573)
                                              -----------     -----------      -----------       -----------      -----------

Net Additions/(Deductions)                       (115,116)        900,527         (173,878)          207,287          364,783

Plan Equity - Beginning of Year                 5,474,885       4,343,260        3,692,819         2,873,221        3,367,474
                                              -----------     -----------      -----------       -----------      -----------

Plan Equity - End of Year                      $5,359,769      $5,243,787       $3,518,941        $3,080,508       $3,732,257
                                              ===========     ===========      ===========       ===========      ===========

                      The accompanying Notes to Financial Statements are an integral part of this statement.

                          STANDARD PRODUCTS INDIVIDUAL

                      RETIREMENT AND INVESTMENT TRUST PLAN

                         NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 1994 AND 1993

(1)      SUMMARY OF PLAN:

         GENERAL

                 The Standard Products Individual Retirement and Investment Trust Plan (the Plan) is a deferred compensation plan and was established effective December 31, 1983, to encourage employees to adopt a regular savings program and to provide additional funds for retirement. Effective July 1, 1990, The Standard Products Company (the Company) amended and restated the Plan in its entirety. As part of the amendment and restatement, the Oliver Rubber Company Individual Retirement and Investment Plan (Oliver Rubber Company Plan) and the Holm Industries, Inc. 401(k) Retirement Plan (Holm Industries Plan) were merged with the Plan. The Oliver Rubber Company Plan transferred $2,001,658 of assets to the Plan, and the Holm Industries Plan transferred $189,040 of assets to the Plan. At the time of the plan merger, the Plan changed trustees from Society National Bank of Cleveland, Ohio (the former trustee) to Vanguard Fiduciary Trust Company (Vanguard). All funds held by the former trustee and the trustees of the Oliver Rubber Company Plan and the Holm Industries Plan on the behalf of an employee were transferred to the appropriate employee's account with Vanguard. At this time, the employees selected the investment funds with Vanguard to which their account balance should be transferred.

                 Each salaried and non-union hourly employee of the Company, including its wholly-owned subsidiaries Westborn Warehouse, Inc., Oliver Rubber Company and Holm Industries, Inc., is eligible to participate in the Plan. A new employee who was a participant in a qualified plan at his previous employer and who makes a transfer contribution to the Plan is eligible to participate in the Plan, provided that the previous plan permits such a transfer and provided that the Plan Committee approves such transfer from the previous plan.

         CONTRIBUTIONS

                 Each eligible employee may elect to have the Company make contributions to the trust established in conjunction with the Plan. Such contributions are a portion of the compensation which the employee is otherwise eligible to receive of not less than one percent nor greater than ten percent of such compensation (Participant Elected Contributions). The Company may take out of its current or retained earnings, Company contributions of up to 100% of the first five percent of each depositing participant's compensation that is contributed to the trust as Participant Elected Contributions (Employer Matched Contributions). The Company has determined that its Employer Matched Contributions currently will be 75% of the first two percent and 25% of the next three percent (up to five percent) of each depositing participant's compensation that is so contributed to the trust. The Company's Board of Directors may increase or decrease the percentage of employer matched contributions at any time. The Company contributes to the trust on behalf of each non- union hourly employee eligible to participate in the Plan five cents per hour of service, whether or not they are depositing participants. Prior to December 31, 1986, the Company also made contributions to the Plan to fund a Payroll Stock Ownership Plan (PAYSOP). PAYSOP contributions were, subject to certain limitations imposed by law, based upon 1/2% of all eligible employees' credited or accrued compensation, through December 31, 1986, at which time, the credit for PAYSOP contributions was eliminated by federal tax legislation.

       PARTICIPANTS' ACCOUNTS

            Individual accounts are maintained for each participant in the Plan. Accounts are credited with contributions and earnings, and reduced by losses and distributions, as defined in the Plan. Participants direct their Participant Elected Contributions into any of the permitted investment funds (except the PAYSOP fund) in increments of 10%. Each participant has a non-forfeitable right to the accrued benefits in his accounts derived from any Company or employee contributions. Each participant receives a detailed statement of his account once each year.

       PAYMENT OF BENEFITS

            In the event of retirement, death, termination, permanent disability, or other separation from service, participants shall be entitled to receive distributions of their account balances. A participant's contribution may be withdrawn without termination of employment upon satisfaction of certain conditions. Such withdrawal by a participant is restricted to once in any 24-month period. Benefits payable as of June 30, 1994 and 1993, represent the vested portion of participant accounts for participants terminated prior to the Plan year-end which are to be paid in the subsequent year or years. Benefits payable to plan participants were $277,770 and $199,809 at June 30, 1994 and 1993, respectively.

       ADMINISTRATION

            The Plan is administered by a committee appointed by The Board of Directors of the Company. A committee member will serve until resignation or until a successor has been appointed by The Board of Directors. The Plan has an agreement with Vanguard, whereby Vanguard acts as trustee of the Plan's assets. The Board of Directors of the Company has the right to modify or change the Plan at any time, without the consent or approval of the shareholders and participants. The Company has the right under the Plan to discontinue its contributions at any time and to terminate the Plan subject to applicable law. Information with respect to assets held for investment purposes, dividend and interest income, gain or loss on sale of investments, reportable transactions and net change in unrealized appreciation (depreciation) of investments has been reported by the trustee as being complete and accurate.

(2)    SUMMARY OF SIGNIFICANT
         ACCOUNTING POLICIES:

       BASIS OF ACCOUNTING

            The accompanying financial statements are prepared on the accrual basis of accounting.

       INVESTMENTS

            The accompanying statements of financial position reflect the Plan's investments at their fair market values as of June 30, 1994 and 1993. The unrealized change in the valuation of investments is included in the determination of plan equity at the end of each period. A summary of the Plan's investments at June 30, 1994, is presented in
       Schedule I.

            The Plan invests in publicly traded securities of The Standard Products Company, the Plan sponsor. A summary of non-exempt transactions for the year ended June 30, 1994, is presented in Schedule III.

       ADMINISTRATIVE EXPENSES

            The Company absorbs the cost of administrative expenses.

(3)    INVESTMENT FUNDS:

            The trust fund under the Plan consists of six investment funds, as follows:

            COMMON STOCK FUND AND PAYSOP FUND -- These funds invest in Common Shares of The Standard Products Company.

            EQUITY FUND -- This fund invests in the Vanguard Windsor II Fund.

            FIXED INCOME FUND -- This fund invests in the Vanguard Fixed Rate GIC Trust.

            SHORT TERM INVESTMENT FUND -- This fund invests in the Vanguard Money Market Reserves - Prime Portfolio.

            BALANCED FUND -- This fund invests in the Vanguard STAR Fund, which consists of investments in common stocks and fixed income investments.

            The earnings of each investment fund and the proceeds of a sale of any asset of any investment fund are reinvested in the same fund. Pending investment or reinvestment, any monies received by the trustee from investments or as Company or employee contributions, may be held temporarily in any manner the trustee determines.

            At June 30, 1994, from a total of 3,210 eligible employees, 2,268 employees had elected to make Participant Elected Contributions. They participated in one or more of the various funds as shown below.

                           FUND                         NUMBER PARTICIPATING
                  ----------------------                --------------------
                  Common Stock Fund                               880
                  Equity Fund                                   1,103
                  Fixed Income Fund                             1,060
                  Short Term Investment Fund                      944
                  Balanced Fund                                 1,002

(4)    FEDERAL INCOME TAXES:

            The Plan intends to apply for a favorable determination from the Internal Revenue Service on the qualification of the amended and restated Plan under the Internal Revenue Code. A qualified plan is entitled to an exemption from taxes under the provisions of the Internal Revenue Code. In the opinion of the Plan's management, the Plan is currently operating in accordance with the provisions of the Internal Revenue Code. Accordingly, no provision for federal income taxes has been made in the accompanying financial statements. Annually, informational tax returns are prepared and filed with the Internal Revenue Service.

            In general, as long as the Plan is qualified, a participant's compensation for federal income tax purposes does not include the amount of any permissible Participant Elected Contributions or Company contributions to the Plan. Similarly, a participant is not taxed on investment gains, nor does a participant derive any tax advantage from investment losses with respect to funds in his accounts held under the trust. Amounts distributed from the trust are in general, taxable subject to Internal Revenue Service Rules and Regulations.

(5)    REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:

            For the year ended June 30, 1994, the realized and unrealized gains (losses) on investments were determined based upon the value of the assets at the beginning of the plan year or at the time of purchase if purchased during the year.

(6)    PARTY-IN-INTEREST TRANSACTIONS:

            The plan did engage in non-exempt transactions with a party-in-interest. As indicated in Schedule III, the Plan purchased and sold shares of the Company. Following is a summary of the Plan's transaction in Company stock during the plan year ended June 30, 1994.

                                  SHARES                             SHARES
                                  PURCHASED           COST            SOLD           PROCEEDS
                                  ---------        ----------       --------         --------
         Common Stock Fund         187,187          $3,294,507         81,084        $1,627,045
         PAYSOP Fund                   565          $   10,658          2,197        $   45,902

                                                                     SCHEDULE I

                          STANDARD PRODUCTS INDIVIDUAL

                      RETIREMENT AND INVESTMENT TRUST PLAN

           ITEM 27a - SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES

                              AS OF JUNE 30, 1994

              Employer Federal Identification Number:  34-0549970

                               Plan Number:  011


  UNITS                 DESCRIPTION                   COST           MARKET
- ---------     -------------------------------      -----------     -----------
  793,033     The Standard Products Common
              Share Fund                           $ 9,229,285     $12,474,413

   29,379     The Standard Products PAYSOP
              Fund                                     238,411         466,544

  312,634     Vanguard Windsor II Fund               4,794,828       5,161,591

3,453,070     Vanguard Fixed Rate GIC Fund           3,453,070       3,453,070

3,815,045     Vanguard Money Market Reserves
              - Prime Portfolio                      3,815,045       3,815,045

  284,644     Vanguard STAR Fund                     3,542,973       3,669,067
                                                   -----------     -----------

                                                   $25,073,612     $29,039,730
                                                   ===========     ===========





               The accompanying Notes to Financial Statements are
                       an integral part of this schedule.

                                                                     SCHEDULE II

                          STANDARD PRODUCTS INDIVIDUAL

                      RETIREMENT AND INVESTMENT TRUST PLAN

                 ITEM 27d - SCHEDULE OF REPORTABLE TRANSACTIONS

             FOR THE PERIOD FROM JULY 1, 1993 THROUGH JUNE 30, 1994

              Employer Federal Identification Number:  34-0549970

                               Plan Number:  011


         During the period from July 1, 1993 through June 30, 1994, the Plan had the following "reportable transactions", as defined, involving an amount in excess of 5% of the plan equity available at the beginning of the fiscal year.


                                                            PURCHASE/
                                                               SALE           HISTORICAL          GAIN
  UNITS                   DESCRIPTION                        PROCEEDS            COST            (LOSS)
- ---------        -----------------------------              ----------        ----------       ----------
                 Vanguard Windsor II Fund
  118,531        - Purchased                                $2,047,903        $       --        $     --
   58,868        - Sold                                        998,312           870,454         127,858

                 Vanguard Fixed Rate GIC Fund
2,580,145        - Purchased                                 2,580,145                --              --
  514,281        - Sold                                        514,281           514,281              --

                 Vanguard Money Market Reserves -
                 Prime Portfolio
1,491,376        - Purchased                                 1,490,386                --              --
1,149,215        - Sold                                      1,148,225         1,148,225              --

                 Vanguard STAR Fund
  102,332        - Purchased                                 1,386,625                --              --
   64,817        - Sold                                        861,572           813,060          48,512

                 The Standard Products Common
                 Share Fund
  187,187        - Purchased                                 3,294,507                --              --
   81,084        - Sold                                      1,627,045           747,706         528,935



               The accompanying Notes to Financial Statements are
                       an integral part of this schedule.

                                                                                                                        SCHEDULE III


                                              STANDARD PRODUCTS INDIVIDUAL RETIREMENT

                                                     AND INVESTMENT TRUST PLAN

                                          ITEM 27e - SCHEDULE OF NON-EXEMPT TRANSACTIONS

                                                 FOR THE YEAR ENDED JUNE 30, 1994

                                        Employer Federal Identification Number:  34-0549970

                                                         Plan Number:  011


                                                                                                                      CURRENT
IDENTITY OF                                       NUMBER OF                                                         MARKET VALUE
   PARTY         RELATIONSHIP     DESCRIPTION       UNITS                   NUMBER OF                   REALIZED     OF ASSETS
  INVOLVED       TO THE PLAN       OF ASSET       PURCHASED      COST       UNITS SOLD    PROCEEDS     GAIN (LOSS)     HELD
- -----------      ------------     ----------      ---------    ---------    ----------   ----------    -----------   -----------
The Standard     Plan Sponsor     The Standard     187,187     $3,294,507     81,084     $1,627,045     $528,935     $12,474,413
Products                          Products
Company                           Common Share
                                  Fund


The Standard     Plan Sponsor     The Standard         565         10,658      2,197         45,902       26,615         466,544
Products                          Products
Company                           PAYSOP Fund



                                          The accompanying Notes to Financial Statements
                                              are an integral part of this schedule.

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                    FORM 11K

                                 ANNUAL REPORT


        Pursuant to Section 15(d) of the Securities Exchange Act of 1934

                    For the fiscal year ended June 30, 1994
                                              -------------

         A. Full title of plan and the address of the plan, if different from that of the issuer:

THE STANDARD PRODUCTS COMPANY COLLECTIVELY BARGAINED SAVINGS AND RETIREMENT PLAN
        (GAYLORD, MICHIGAN PLANT), U.A.W. LOCAL 388; GAYLORD, MICHIGAN

         B. Name of issuer of securities held pursuant to the plan and the address of its principal executive office:

                        THE STANDARD PRODUCTS COMPANY

                2130 WEST 110TH STREET, CLEVELAND, OHIO  44102

                             REQUIRED INFORMATION

                 Financial Statements:

                 Statement of Financial Position
                  --June 30, 1994 and 1993

                 Statement of Income and Changes in Plan Equity
                  for the year ended June 30, 1994

                 Notes to Financial Statements

                          I - Schedule of Investments as of June 30, 1994

                          The information required by Schedules II and III is
                 provided in the above financial statements or notes thereto.

                 Schedule of Reportable Transactions

                 Schedule of Non-Exempt Transactions

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the members of The Standard Products Company Collectively Bargained Savings and Retirement Plan (Gaylord, Michigan Plant), U.A.W. Local 388; Gaylord, Michigan Committee, as administrator of The Standard Products Company Collectively Bargained Savings and Retirement Plan (Gaylord, Michigan Plant), U.A.W. Local 388; Gaylord, Michigan, have duly caused this annual report to be signed by the undersigned thereunto duly authorized.


                                   The Standard Products Company Collectively
                                   Bargained Savings and Retirement Plan
                                   (Gaylord, Michigan Plant), U.A.W. Local 388;
                                   Gaylord, Michigan



Date:    December 21, 1994         By:  /s/ Thomas J. Stecz
                                        -----------------------------------
                                            Committee Member

                                                          THE STANDARD PRODUCTS COMPANY
                                                          -----------------------------

                                                COLLECTIVELY BARGAINED SAVINGS AND RETIREMENT PLAN
                                                --------------------------------------------------

                                          (GAYLORD, MICHIGAN PLANT), U.A.W. LOCAL 388, GAYLORD, MICHIGAN
                                          --------------------------------------------------------------

                                                          STATEMENT OF FINANCIAL POSITION
                                                          -------------------------------

                                                                   JUNE 30, 1994
                                                                   -------------

                                                                                                               Non-Participant
                                                                              Participant Directed                Directed
                                                        ------------------------------------------------      ----------------
                                                          Company
                                                          Common            Variable    Short
                                                          Stock    Equity    Income     Term    Balanced       Company Common
                                     Cost      Total      Fund      Fund      Fund      Fund      Fund           Stock Fund
                                  ---------  ---------  --------  --------  --------  --------  --------      ----------------
ASSETS
  Cash                                 $581       $581      $421        $0        $0        $0        $0                  $160
  Investments - at market value
      The Standard Products
      Common Share Fund             100,718     86,580    56,004         0         0         0         0                30,576

      Vanguard Windsor II Fund       47,079     45,735         0    45,735         0         0         0                     0

      Vanguard Variable Rate
          GIC Trust                  39,210     39,210         0         0    39,210         0         0                     0

      Vanguard Money Market
          Reserves-Prime Portfolio   22,656     22,656         0         0         0    22,656         0                     0

      Vanguard STAR Fund             26,033     25,073         0         0         0         0    25,073                     0
                                  ---------  ---------  --------  --------  --------  --------  --------      ----------------

                                   $236,177    219,835    56,425    45,735    39,210    22,656    25,073                30,736
                                   ========
Receivables
  Interest and Dividends                           503       325         0         0         0         0                   178
                                             ---------  --------  --------  --------  --------  --------      ----------------

Plan Equity                                   $220,338   $56,750   $45,735   $39,210   $22,656   $25,073               $30,914
                                             =========  ========  ========  ========  ========  ========      ================

                      The accompanying Notes to Financial Statements are an integral part of this statement.

                                                           THE STANDARD PRODUCTS COMPANY
                                                           -----------------------------

                                                COLLECTIVELY BARGAINED SAVINGS AND RETIREMENT PLAN
                                                --------------------------------------------------

                                          (GAYLORD, MICHIGAN PLANT), U.A.W. LOCAL 388, GAYLORD, MICHIGAN
                                          --------------------------------------------------------------

                                                          STATEMENT OF FINANCIAL POSITION
                                                          -------------------------------

                                                                   JUNE 30, 1993
                                                                   -------------
                                                                                                        Participant Directed
                                                                        ----------------------------------------------------------
                                                                         Company
                                                                         Common                           Variable         Short
                                                                          Stock            Equity          Income           Term
                                          Cost           Total            Fund              Fund            Fund            Fund
                                        --------        --------        --------          --------        --------        --------
ASSETS
  Cash                                      $591            $591            $370                $0              $0              $0
  Investments - at market value
    The Standard Products
    Common Share Fund                     45,784          57,755          32,182                 0               0               0

    Vanguard Windsor II                   24,235          25,779               0            25,779               0               0

    Vanguard Variable Rate
      GIC Trust                           30,096          30,096               0                 0          30,096               0

    Vanguard Money Market
      Reserves-Prime Portfolio            16,750          16,750               0                 0               0          16,750

    Vanguard STAR Fund                    18,764          19,423               0                 0               0               0
                                        --------        --------        --------          --------        --------        --------
                                        $136,220         150,394          32,552            25,779          30,096          16,750
                                        ========
Receivables
  Interest and Dividends                                     267             149                 0               0               0
                                                        --------        --------          --------        --------        --------
Plan Equity                                             $150,661         $32,701           $25,779         $30,096         $16,750
                                                        ========        ========          ========        ========        ========

                                                                       Non-Participant
                                                                          Directed
                                                                      ------------------


                                                       Balanced         Company Common
                                                         Fund             Stock Fund
                                                        -------       ------------------
ASSETS
  Cash                                                       $0                     $221
  Investments - at market value
    The Standard Products
    Common Share Fund                                         0                   25,573

    Vanguard Windsor II                                       0                        0

    Vanguard Variable Rate
      GIC Trust                                               0                        0

    Vanguard Money Market
      Reserves-Prime Portfolio                                0                        0

    Vanguard STAR Fund                                   19,423                        0
                                                        -------       ------------------

                                                         19,423                   25,794

Receivables
  Interest and Dividends                                      0                      118
                                                        -------       ------------------

Plan Equity                                             $19,423                  $25,912
                                                        =======       ==================

                      The accompanying Notes to Financial Statements are an integral part of this statement.

                                                         THE STANDARD PRODUCTS COMPANY
                                                         -----------------------------

                                              COLLECTIVELY BARGAINED SAVINGS AND RETIREMENT PLAN
                                              --------------------------------------------------

                                        (GAYLORD, MICHIGAN PLANT), U.A.W. LOCAL 388, GAYLORD, MICHIGAN
                                        --------------------------------------------------------------

                                                STATEMENT OF INCOME AND CHANGES IN PLAN EQUITY
                                                ----------------------------------------------

                                                         FOR THE YEAR ENDED JUNE 30, 1994
                                                         --------------------------------
                                                                                                             Non-Participant
                                                                              Participant Directed              Directed
                                                      ------------------------------------------------       ---------------
                                                       Company
                                                       Common              Variable   Short
                                                       Stock    Equity     Income     Term    Balanced       Company Common
                                            Total      Fund      Fund       Fund      Fund      Fund           Stock Fund
                                           --------   -------   -------    -------   -------   -------       ---------------
ADDITIONS
- ---------
  Investment income (loss)
          Realized Gain (Loss)                ($207)       $0       $39         $0        $0        $0                 ($246)
      Net change in unrealized appreciation/
          depreciation of investments       (16,442)   (8,950)   (1,344)         0         0      (960)               (5,188)
      Dividend and interest income            7,404     1,218     1,908      1,942       645     1,326                   365
      Transfers from other funds              5,176     5,176         0          0         0         0                     0

  Contributions
      The Standard Products Company          10,884         0         0          0         0         0                10,884
      Plan participants                      74,398    26,605    20,488     10,002     6,843    10,460                     0
                                           --------   -------   -------    -------   -------   -------       ---------------
          Total Additions                    81,213    24,049    21,091     11,944     7,488    10,826                 5,815

DEDUCTIONS
  Participant Withdrawals                    (6,360)        0    (1,135)    (2,830)   (1,582)        0                  (813)
  Transfers to other funds                   (5,176)        0         0          0         0    (5,176)                    0
                                           --------   -------   -------    -------   -------   -------       ---------------
          Total Deductions                  (11,536)        0    (1,135)    (2,830)   (1,582)   (5,176)                 (813)
                                           --------   -------   -------    -------   -------   -------       ---------------

              NET ADDITIONS                  69,677    24,049    19,956      9,114     5,906     5,650                 5,002

Plan Equity - Beginning of Year             150,661    32,701    25,779     30,096    16,750    19,423                25,912
                                           --------   -------   -------    -------   -------   -------       ---------------
Plan Equity - End of Year                  $220,338   $56,750   $45,735    $39,210   $22,656   $25,073               $30,914
                                           ========   =======   =======    =======   =======   =======       ===============

                      The accompanying Notes to Financial Statements are an integral part of this statement.

                         THE STANDARD PRODUCTS COMPANY

               COLLECTIVELY BARGAINED SAVINGS AND RETIREMENT PLAN

         (GAYLORD, MICHIGAN PLANT), U.A.W. LOCAL 388, GAYLORD, MICHIGAN

                         NOTES TO FINANCIAL STATEMENTS

                                 JUNE 30, 1994

(1)      SUMMARY OF PLAN:

                 GENERAL -- The Standard Products Company Collectively Bargained Savings and Retirement Plan (Gaylord, Michigan Plant), U.A.W. Local 388, Gaylord, Michigan, (the Plan) was established effective January 1, 1991 to encourage employees to adopt a regular savings program and to provide additional funds at retirement. This Plan is governed by The Standard Products Company Collectively Bargained Savings and Retirement Basic Plan Document which established the fundamental mechanics of the 401K plan and its administration.
         The provisions of the basic plan document call for the ability to adopt the basic plan at any of the Company's plants whose employees are represented by a collectively bargained labor agreement. All employees represented by a collective bargaining agreement and were employees under the Plan as of the Plan's effective date, are eligible to participate in the Plan. An employee who became an employee after the Plan's effective date, shall be eligible to participate in the Plan following the completion of his 90-day probationary period as defined in the collective bargaining agreement.

                 CONTRIBUTIONS -- Each eligible employee may elect to have the Company make contributions to the trust established in conjunction with the Plan at a rate of not less than one percent nor greater than ten percent of compensation, as defined (Deductible Participant Contribution). The Company has determined that its Employer Matched Contributions currently will be twenty percent of each depositing participant's compensation contributed to the trust which do not exceed five percent of Credited Compensation.

                 VESTING -- The participants' interest in their Deductible Participant Contribution Accounts and the Employer Matching Contributions shall be fully vested at all times.

                 ADMINISTRATION -- The Company is the Plan Administrator under this Plan within the meaning of the Employee Retirement Income Security Act of 1974 (ERISA), as amended from time to time, and shall supervise and control the operation of this Plan in accordance with its terms and may make rules and regulations for the administration of this Plan which are not inconsistent with the terms and provisions of the Plan agreement. The Plan has an agreement with The Delaware Guarantee & Trust Company (the Trustee) to act as Trustee of the Plan's assets.

                 The Trustee maintains all records of investment transactions and determines the valuation of the investment portfolio. Information with respect to investments held at their market values, dividend and interest income, gain or loss on sale of investments and net change in unrealized appreciation (depreciation) of investments has been reported by the Trustee as being complete and accurate.

                 PARTICIPANTS' ACCOUNTS -- Individual accounts are maintained for each participant in the Plan. Accounts are credited with contributions and earnings, and reduced by losses and distributions, as defined in the Plan. Participants direct their Participant Elected Contributions into any of the permitted investment funds in increments of 10%. Each participant has a non-forfeitable right to the accrued benefits in his accounts derived from any Company or employee contributions. Each participant receives a detailed statement of his account once each year.

                 PAYMENT OF BENEFITS -- In the event of retirement, death, termination, permanent disability, or other separation from service, participants shall be entitled to receive distributions of their account balances. A participant's contribution may be withdrawn without termination of employment upon satisfaction of certain conditions. Such withdrawal by a participant is restricted to once in any 24-month period.

(2)      Summary of Significant
           ACCOUNTING POLICIES:

                 BASIS OF ACCOUNTING -- The accompanying financial statements are prepared on the accrual basis of accounting.

                 INVESTMENTS -- The accompanying statements of financial position reflect the Plan's investments at their fair market values as of June 30, 1994. The unrealized change in the valuation of investments is included in the determination of plan equity at the end of the period. A summary of the Plan's investments at June 30, 1994, is presented in Schedule I.

                 The Plan invests in publicly traded securities of The Standard Products Company, the Plan sponsor. A summary of party-in- interest transactions for the year ended June 30, 1994, is presented in
         Schedule III.

                 ADMINISTRATIVE EXPENSES -- The Company absorbs the cost of administrative expenses.

(3)       INVESTMENT FUNDS:

                 The trust fund under the Plan consists of five investment funds, as follows:

                 COMPANY COMMON STOCK FUND -- This fund invests in Common Shares of The Standard Products Company.

                 EQUITY FUND -- This fund invests in the Vanguard Windsor II
Fund.

                 FIXED INCOME FUND -- This fund invests in the Vanguard Variable Rate GIC Trust.

                 SHORT TERM INVESTMENT FUND -- This fund invests in the Vanguard Money Market Reserves - Prime Portfolio.

                 BALANCED FUND -- This fund invests in the Vanguard STAR Fund, which consists of investments in common stocks and fixed income investments.

               PARTICIPANTS' ACCOUNTS -- Individual accounts are maintained for each participant in the Plan. Accounts are credited with contributions and earnings, and reduced by losses and distributions, as defined in the Plan. Participants direct their Participant Elected Contributions into any of the permitted investment funds in increments of 10%. Each participant has a non-forfeitable right to the accrued benefits in his accounts derived from any Company or employee contributions. Each participant receives a detailed statement of his account once each year.

                 PAYMENT OF BENEFITS -- In the event of retirement, death, termination, permanent disability, or other separation from service, participants shall be entitled to receive distributions of their account balances. A participant's contribution may be withdrawn without termination of employment upon satisfaction of certain conditions. Such withdrawal by a participant is restricted to once in any 24-month period.

(2)      SUMMARY OF SIGNIFICANT
          ACCOUNTING POLICIES:

                 BASIS OF ACCOUNTING -- The accompanying financial statements are prepared on the accrual basis of accounting.

                 INVESTMENTS -- The accompanying statements of financial position reflect the Plan's investments at their fair market values as of June 30, 1994. The unrealized change in the valuation of investments is included in the determination of plan equity at the end of the period. A summary of the Plan's investments at June 30, 1994, is presented in Schedule I.

                 The Plan invests in publicly traded securities of The Standard Products Company, the Plan sponsor. A summary of party-in-interest transactions for the year ended June 30, 1994, is presented in
         Schedule III.

                 ADMINISTRATIVE EXPENSES -- The Company absorbs the cost of administrative expenses.

(3)      INVESTMENT FUNDS:

            The trust fund under the Plan consists of five investment funds, as follows:

                 COMPANY COMMON STOCK FUND -- This fund invests in Common Shares of The Standard Products Company.

                 EQUITY FUND -- This fund invests in the Vanguard Windsor II
         Fund.

                 VARIABLE INCOME FUND -- This fund invests in the Vanguard Variable GIC Trust.

                 SHORT TERM INVESTMENT FUND -- This fund invests in the Vanguard Money Market Reserves -- Prime Portfolio.

                 BALANCED FUND -- This fund invests in the Vangard STAR Fund, which consists of investments in common stocks and fixed income investments.

                 The earnings of each investment fund and the proceeds of a sale of any asset of any investment fund are reinvested in the same fund. Pending investment or reinvestment, any monies received by the trustee from investments or as Company or employee contributions, may be held temporarily in any manner the trustee determines.

                 At June 30, 1994, from a total of 240 eligible employees, 62 employees had elected to make Participant Elected Contributions. They participated in one or more of the various funds as shown below.

                   FUND                                 NUMBER PARTICIPATING
                   ----                                 --------------------
                   Company Common Stock Fund                     20
                   Equity Fund Windsor                           24
                   Variable Income Fund                          23
                   Short Term Investment Fund                    23
                   Balanced Fund Star                            17

(4)      FEDERAL INCOME TAXES:

                 The Plan intends to apply for a favorable determination from the Internal Revenue Service on the qualification of the Plan under the Internal Revenue Code. A qualified plan is entitled to an exemption from taxes under the provisions of the Internal Revenue Code. In the opinion of the Plan's management, the Plan is currently operating in accordance with the provisions of the Internal Revenue Code. Accordingly, no provision for federal income taxes has been made in the accompanying financial statements. Annually, informational tax returns are prepared and filed with the Internal Revenue Service.

                 In general, as long as the Plan is qualified, a participant's compensation for federal income tax purposes does not include the amount of any permissible Participant Elected Contributions or Company contributions to the Plan. Similarly, a participant is not taxed on investment gains, nor does a participant derive any tax advantage from investment losses with respect to funds in his accounts held under the trust. Amounts distributed from the trust are in general, taxable subject to Internal Revenue Service Rules and Regulations.

                                                                     SCHEDULE I

                         THE STANDARD PRODUCTS COMPANY

               COLLECTIVELY BARGAINED SAVINGS AND RETIREMENT PLAN

         (GAYLORD, MICHIGAN PLANT), U.A.W. LOCAL 388, GAYLORD, MICHIGAN

                            SCHEDULE OF INVESTMENTS

                              AS OF JUNE 30, 1994


SHARES                         DESCRIPTION                           COST            MARKET
- ------           -------------------------------------           ------------      ----------
 2,960          The Standard Products Common
                    Share Fund                                      $100,718          $ 86,580

 2,770          Vanguard Windsor II Fund                             47,079            45,735

39,210          Vanguard Variable Rate GIC Trust                     39,210            39,210

22,656          Vanguard Money Market Reserves -
                    Prime Portfolio                                   22,656            22,656

 1,945          Vanguard STAR Fund                                   26,033            25,073
                                                                   ---------         ---------

                                                                    $235,696          $219,254
                                                                    ========          ========





               The accompanying Notes to Financial Statements are
                       an integral part of this schedule.

                                                                    SCHEDULE II

                         THE STANDARD PRODUCTS COMPANY

               COLLECTIVELY BARGAINED SAVINGS AND RETIREMENT PLAN

         (GAYLORD, MICHIGAN PLANT), U.A.W. LOCAL 388, GAYLORD, MICHIGAN

                      SCHEDULE OF REPORTABLE TRANSACTIONS

             FOR THE PERIOD FROM JULY 1, 1993 THROUGH JUNE 30, 1994


         During the period from July 1, 1993 through June 30, 1994, the Plan had the following "reportable transactions", as defined, involving an amount in excess of 5% of the plan equity available at the beginning of the fiscal year.


                                                                    PURCHASE/
                                                                      SALE                      (LOSS)
UNITS                       DESCRIPTION                             PROCEEDS         COST        GAIN
- ------           ----------------------------------                 --------      ----------   --------
               Vanguard Windsor II Fund
  1,342        - Purchased                                           $22,390       $     -       $    -
     68        - Sold                                                  1,135         1,096           39

               Vanguard Variable Rate GIC Trust
 11,943        - Purchased                                            11,943             -            -
  2,829        - Sold                                                  2,829         2,829            -

               Vanguard Money Market Reserves -
               Prime Portfolio
  7,454        - Purchased                                             7,454             -            -
  1,582        - Sold                                                  1,582         1,582            -

               Vanguard STAR Fund
    897        - Purchased                                            11,785             -            -
    394        - Sold                                                  5,176         5,176            -

               The Standard Products Common
               Share Fund
  1,324        - Purchased                                            44,248             -            -
     32        - Sold                                                    813         1,059         (246)





               The accompanying Notes to Financial Statements are
                       an integral part of this schedule.

                                                                                                                       SCHEDULE III


                                                   THE STANDARD PRODUCTS COMPANY

                                        COLLECTIVELY BARGAINED SAVINGS AND RETIREMENT PLAN

                                  (GAYLORD, MICHIGAN PLANT), U.A.W. LOCAL 388, GAYLORD, MICHIGAN

                                            SCHEDULE OF PARTY-IN-INTEREST TRANSACTIONS

                                                 FOR THE YEAR ENDED JUNE 30, 1994




                                                                                                                          CURRENT
IDENTITY OF                                           NUMBER OF                                                         MARKET VALUE
  PARTY            RELATIONSHIP      DESCRIPTION        UNITS                     NUMBER OF                REALIZED      OF ASSETS
 INVOLVED          TO THE PLAN        OF ASSET        PURCHASED       COST        UNITS SOLD   PROCEEDS   GAIN (LOSS)       HELD
- ------------      -------------     -------------    -----------    ---------     -----------  --------   -----------  -------------
The Standard       Plan Sponsor     The Standard         13247       $44,248          32          $813       $(246)        $86,580
Products                            Products
Company                             Common Share
                                    Fund

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 11-K

                                 ANNUAL REPORT

        Pursuant to Section 15(d) of the Securities Exchange Act of 1934

                    For the fiscal year ended June 30, 1994
                                              -------------

         A. Full title of plan and the address of the plan, if different from that of the issuer:

THE STANDARD PRODUCTS COMPANY COLLECTIVELY BARGAINED SAVINGS AND RETIREMENT PLAN
         (LEXINGTON DIVISION), U.A.W. LOCAL 1681; LEXINGTON, KENTUCKY

         B. Name and issuer of securities held pursuant to the plan and the address of its principal executive office:

                        THE STANDARD PRODUCTS COMPANY

                2130 WEST 110TH STREET, CLEVELAND, OHIO  44102

                             REQUIRED INFORMATION

                 Financial Statements:

                 Statement of Financial Position
                 --June 30, 1994 and 1993

                 Statement of Income and Changes in Plan Equity
                  for the year ended June 30, 1994

                 Notes to Financial Statements

                      I - Schedule of Investments as of June 30, 1994

                      The information required by Schedules II and III is
                 provided in the above financial statements or notes thereto.

                 Schedule of Reportable Transactions

                 Schedule of Non-Exempt Transactions

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the members of The Standard Products Company Collectively Bargained Savings and Retirement Plan (Lexington Division), U.A.W. Local 1681; Lexington, Kentucky Committee, as administrator of The Standard Products Company Collectively Bargained Savings and Retirement Plan (Lexington Division), U.A.W. Local 1681; Lexington, Kentucky, have duly caused this annual report to be signed by the undersigned thereunto duly authorized.


                                     The Standard Products Company Collectively
                                     Bargarined Savings and Retirement Plan
                                     (Lexington Division), U.A.W. Local 1681;
                                     Lexington, Kentucky



Dated:   December 21, 1994           By:  /s/ Thomas J. Stecz
                                          -----------------------------------
                                                Committee Member

                                                          THE STANDARD PRODUCTS COMPANY
                                                          -----------------------------

                                                COLLECTIVELY BARGAINED SAVINGS AND RETIREMENT PLAN
                                                --------------------------------------------------

                                           (LEXINGTON DIVISION), U.A.W. LOCAL 1681, LEXINGTON, KENTUCKY
                                           ------------------------------------------------------------

                                                          STATEMENT OF FINANCIAL POSITION
                                                          -------------------------------

                                                                   JUNE 30, 1994
                                                                   -------------
                                                                                                            Non-Participant
                                                                         Participant Directed                  Directed
                                                      ------------------------------------------------    ------------------
                                                       Company
                                                       Common            Variable     Short
                                                        Stock    Equity   Income      Term    Balanced      Company Common
                                   Cost      Total      Fund      Fund     Fund       Fund      Fund          Stock Fund
                                 --------  ---------  --------  -------- ---------  --------  --------    ------------------
ASSETS
  Cash                               $510       $510      $240        $0        $0        $0        $0                  $270
  Investments - at market value
      The Standard Products
      Common Share Fund           102,479     87,633    40,062         0         0         0         0                47,571

      Vanguard Windsor II Fund     50,364     49,030         0    49,030         0         0         0                     0

      Vanguard Variable Rate
          GIC Trust               221,093    221,093         0         0   221,093         0         0                     0

      Vanguard Money Market
          Reserves-Prime Portfolio 36,058     36,058         0         0         0    36,058         0                     0

      Vanguard STAR Fund           65,804     63,229         0         0         0         0    63,229                     0
                                 --------  ---------  --------  -------- ---------  --------  --------    ------------------

                                 $476,308    457,553    40,302    49,030   221,093    36,058    63,229                47,841
                                 ========

Receivables
  Interest and Dividends                         509       233         0         0         0         0                   276
                                           ---------  --------  -------- ---------  --------  --------    ------------------

Plan Equity                                 $458,062   $40,535   $49,030  $221,093   $36,058   $63,229               $48,117
                                           =========  ========  ======== =========  ========  ========    ==================

                      The accompanying Notes to Financial Statements are an integral part of this statement.

                                                   THE STANDARD PRODUCTS COMPANY
                                                   -----------------------------

                                        COLLECTIVELY BARGAINED SAVINGS AND RETIREMENT PLAN
                                        --------------------------------------------------

                                   (LEXINGTON DIVISION), U.A.W. LOCAL 1681, LEXINGTON, KENTUCKY
                                   ------------------------------------------------------------

                                                  STATEMENT OF FINANCIAL POSITION
                                                  -------------------------------

                                                           JUNE 30, 1993
                                                           -------------
                                                                                                        Participant Directed
                                                                       --------------------------------------------------------
                                                                        Company
                                                                         Common                          Variable       Short
                                                                         Stock           Equity           Income        Term
                                          Cost           Total           Fund             Fund             Fund         Fund
                                       ---------       ---------       ---------        ---------       ---------     ---------
ASSETS
  Cash                                      $541            $541            $244               $0              $0            $0
  Investments - at market value
    The Standard Products
    Common Share Fund                     54,649          70,150          30,365                0               0             0

    Vanguard Windsor II                   25,134          26,877               0           26,877               0             0

    Vanguard Variable Rate
      GIC Trust                          148,032         148,032               0                0         148,032             0
    Vanguard Money Market
      Reserves-Prime Portfolio            30,961          30,961               0                0               0        30,961

    Vanguard STAR Fund                    41,133          42,583               0                0               0             0
                                       ---------       ---------       ---------        ---------       ---------     ---------

                                        $300,450         319,144          30,609           26,877         148,032        30,961
                                        ========

Receivables
  Interest and Dividends                                     324             140                0               0             0
                                                       ---------       ---------        ---------       ---------     ---------
Plan Equity                                             $319,468         $30,749          $26,877        $148,032       $30,961
                                                       =========       =========        =========       =========     =========

                                                         Non-Participant
                                                             Directed
                                                          --------------


                                       Balanced          Company Common
                                         Fund               Stock Fund
                                       --------           --------------
ASSETS
  Cash                                       $0                     $297
  Investments - at market value
    The Standard Products
    Common Share Fund                         0                   39,785

    Vanguard Windsor II                       0                        0

    Vanguard Variable Rate
      GIC Trust                               0                        0
    Vanguard Money Market
      Reserves-Prime Portfolio                0                        0

    Vanguard STAR Fund                   42,583                        0
                                       --------           --------------

                                         42,583                   40,082

Receivables
  Interest and Dividends                      0                      184
                                       --------           --------------

Plan Equity                             $42,583                  $40,266
                                       ========           ==============

                      The accompanying Notes to Financial Statements are an integral part of this statement.

                                                   THE STANDARD PRODUCTS COMPANY
                                                   -----------------------------

                                        COLLECTIVELY BARGAINED SAVINGS AND RETIREMENT PLAN
                                        --------------------------------------------------

                                   (LEXINGTON DIVISION), U.A.W. LOCAL 1681, LEXINGTON, KENTUCKY
                                   ------------------------------------------------------------

                                          STATEMENT OF INCOME AND CHANGES IN PLAN EQUITY
                                          ----------------------------------------------

                                                 FOR THE YEAR ENDED JUNE 30, 1994
                                                 --------------------------------

                                                                                                             Non-Participant
                                                                           Participant Directed                 Directed
                                                      -------------------------------------------------     -----------------
                                                       Company
                                                       Common             Variable    Short
                                                        Stock    Equity    Income      Term    Balanced      Company Common
                                             Total      Fund      Fund      Fund       Fund      Fund          Stock Fund
                                           ---------  --------  --------  ---------  --------  --------     -----------------
ADDITIONS
  Investment income (loss)
          Realized Gain                           $8        $0       $14         $0        $0       ($6)                   $0
      Net change in unrealized appreciation/
          depreciation of investments        (18,755)   (6,746)   (1,334)         0         0    (2,575)               (8,100)
      Dividend and interest income            17,906       846     2,051      9,782     1,042     3,349                   836
       Transfers from other funds              2,303         0     1,129      1,174         0         0                     0

  Contributions
      The Standard Products Company           15,684         0         0          0         0         0                15,684
      Plan participants                      149,345    15,686    20,441     75,036    12,974    25,208                     0
                                           ---------  --------  --------  ---------  --------  --------     -----------------
          Total Additions                    166,491     9,786    22,301     85,992    14,016    25,976                 8,420

DEDUCTIONS
  Participant Withdrawals                    (25,594)        0      (148)   (12,931)   (6,616)   (5,330)                 (569)
  Transfers to other funds                    (2,303)        0         0          0    (2,303)        0                     0
                                           ---------  --------  --------  ---------  --------  --------     -----------------

          Total Deductions                   (27,897)        0      (148)   (12,931)   (8,919)   (5,330)                 (569)

                NET ADDITIONS                138,594     9,786    22,153     73,061     5,097    20,646                 7,851

Plan Equity - Beginning of Year              319,468    30,749    26,877    148,032    30,961    42,583                40,266
                                           ---------  --------  --------  ---------  --------  --------     -----------------

Plan Equity - End of Year                   $458,062   $40,535   $49,030   $221,093   $36,058   $63,229               $48,117
                                           =========  ========  ========  =========  ========  ========     =================

                      The accompanying Notes to Financial Statements are an integral part of this statement.

                         THE STANDARD PRODUCTS COMPANY

               COLLECTIVELY BARGAINED SAVINGS AND RETIREMENT PLAN

          (LEXINGTON DIVISION), U.A.W. LOCAL 1681, LEXINGTON, KENTUCKY

                         NOTES TO FINANCIAL STATEMENTS

                                 JUNE 30, 1994

(1)      SUMMARY OF PLAN:

                 GENERAL -- The Standard Products Company Collectively Bargained Savings and Retirement Plan, (Lexington Division), U.A.W. Local 1681, Lexington, Kentucky, (the Plan) was established effective January 31, 1991 to encourage employees to adopt a regular savings program and to provide additional funds at retirement. This Plan is governed by The Standard Products Company Collectively Bargained Savings and Retirement Basic Plan Document which established the fundamental mechanics of the 401K plan and its administration. The provisions of the basic plan document call for the ability to adopt the basic plan at any of the Company's plants whose employees are represented by a collectively bargained labor agreement. All employees represented by a collective bargaining agreement and were employees under the Plan as of the Plan's effective date, are eligible to participate in the Plan. An employee who became an employee after the Plan's effective date, shall be eligible to participate in the Plan following the completion of one year of service as defined in the collective bargaining agreement.

                 CONTRIBUTIONS -- Each eligible employee may elect to have the Company make contributions to the trust established in conjunction with the Plan at a rate of not less than one percent nor greater than ten percent of compensation, as defined (Deductible Participant Contribution). The Company has determined that its Employer Matched Contributions currently will be fifteen percent of each depositing participant's compensation contributed to the trust which do not exceed four percent of Credited Compensation.

                 VESTING -- The participants' interest in their Deductible Participant Contribution Accounts and the Employer Matching Contributions shall be fully vested at all times.

                 ADMINISTRATION -- The Company is the Plan Administrator under this Plan within the meaning of the Employee Retirement Income Security Act of 1974 (ERISA), as amended from time to time, and shall supervise and control the operation of this Plan in accordance with its terms and may make rules and regulations for the administration of this Plan which are not inconsistent with the terms and provisions of the Plan agreement. The Plan has an agreement with The Delaware Guarantee & Trust Company (the Trustee) to act as Trustee of the Plan's assets.

                 The Trustee maintains all records of investment transactions and determines the valuation of the investment portfolio. Information with respect to investments held at their market values, dividend and interest income, gain or loss on sale of investments and net change in unrealized appreciation (depreciation) of investments has been reported by the Trustee as being complete and accurate.

                 PARTICIPANTS' ACCOUNTS -- Individual accounts are maintained for each participant in the Plan. Accounts are credited with contributions and earnings, and reduced by losses and distributions, as defined in the Plan. Participants direct their Participant Elected Contributions into any of the permitted investment funds in increments of 10%. Each participant has a non-forfeitable right to the accrued benefits in his accounts derived from any Company or employee contributions. Each participant receives a detailed statement of his account once each year.

                 PAYMENT OF BENEFITS -- In the event of retirement, death, termination, permanent disability, or other separation from service, participants shall be entitled to receive distributions of their account balances. A participant's contribution may be withdrawn without termination of employment upon satisfaction of certain conditions. Such withdrawal by a participant is restricted to once in any 24-month period.

(2)      SUMMARY OF SIGNIFICANT
           ACCOUNTING POLICIES:

                 BASIS OF ACCOUNTING -- The accompanying financial statements are prepared on the accrual basis of accounting.

                 INVESTMENTS -- The accompanying statements of financial position reflect the Plan's investments at their fair market values as of June 30, 1994. The unrealized change in the valuation of investments is included in the determination of plan equity at the end of the period. A summary of the Plan's investments at June 30, 1994, is presented in Schedule I.

                 The Plan invests in publicly traded securities of The Standard Products Company, the Plan sponsor. A summary of party-in-interest transactions for the year ended June 30, 1994, is presented in
         Schedule III.

                 ADMINISTRATIVE EXPENSES -- The Company absorbs the cost of administrative expenses.

(3)      INVESTMENT FUNDS:

                 The trust fund under the Plan consists of five investment funds, as follows:

                 COMPANY COMMON STOCK FUND -- This fund invests in Common Shares of The Standard Products Company.

                 EQUITY FUND -- This fund invests in the Vanguard Windsor II
         Fund.

                 VARIABLE INCOME FUND -- This fund invests in the Vanguard Variable Rate GIC Trust.

                 SHORT TERM INVESTMENT FUND -- This fund invests in the Vanguard Money Market Reserves - Prime Portfolio.

                 BALANCED FUND -- This fund invests in the Vanguard STAR Fund, which consists of investments in common stocks and fixed income investments.

                 The earnings of each investment fund and the proceeds of a sale of any asset of any investment fund are reinvested in the same fund. Pending investment or reinvestment, any monies received by the trustee from investments or as Company or employee contributions, may be held temporarily in any manner the trustee determines.

                 At June 30, 1994, from a total of 228 eligible employees, 106 employees had elected to make Participant Elected Contributions. They participated in one or more of the various funds as shown below.

                    Fund                                  Number Participating
                    ----                                  --------------------
                    Company Common Stock Fund                      20
                    Equity Fund                                    28
                    Variable Income Fund                           71
                    Short Term Investment Fund                     23
                    Balanced Fund                                  32

(4)      FEDERAL INCOME TAXES:

                 The Plan intends to apply for a favorable determination from the Internal Revenue Service on the qualification of the Plan under the Internal Revenue Code. A qualified plan is entitled to an exemption from taxes under the provisions of the Internal Revenue Code. In the opinion of the Plan's management, the Plan is currently operating in accordance with the provisions of the Internal Revenue Code. Accordingly, no provision for federal income taxes has been made in the accompanying financial statements. Annually, informational tax returns are prepared and filed with the Internal Revenue Service.

                 In general, as long as the Plan is qualified, a participant's compensation for federal income tax purposes does not include the amount of any permissible Participant Elected Contributions or Company contributions to the Plan. Similarly, a participant is not taxed on investment gains, nor does a participant derive any tax advantage from investment losses with respect to funds in his accounts held under the trust. Amounts distributed from the trust are in general, taxable subject to Internal Revenue Service Rules and Regulations.

                                                                      SCHEDULE I

                         THE STANDARD PRODUCTS COMPANY

               COLLECTIVELY BARGAINED SAVINGS AND RETIREMENT PLAN

          (LEXINGTON DIVISION), U.A.W. LOCAL 1681, LEXINGTON, KENTUCKY

                            SCHEDULE OF INVESTMENTS

                              AS OF JUNE 30, 1994


Shares                        Description                            Cost            Market
- ------           --------------------------------------          ------------      ----------
  2,996         The Standard Products Common
                   Share Fund                                     $102,479           $ 87,633

  2,970         Vanguard Windsor II Fund                            50,364             49,030

221,093         Vanguard Variable Rate GIC Trust                   221,093            221,093

 36,058         Vanguard Money Market Reserves -
                   Prime Portfolio                                  36,058             36,058

  4,905         Vanguard STAR Fund                                  65,804             63,229
                                                                ----------         ----------
                                                                  $476,308           $457,553
                                                                  ========           ========





               The accompanying Notes to Financial Statements are
                       an integral part of this schedule.

                                                                    SCHEDULE II

                         THE STANDARD PRODUCTS COMPANY

               COLLECTIVELY BARGAINED SAVINGS AND RETIREMENT PLAN

          (LEXINGTON DIVISION), U.A.W. LOCAL 1681, LEXINGTON, KENTUCKY

                      SCHEDULE OF REPORTABLE TRANSACTIONS

             FOR THE PERIOD FROM JULY 1, 1993 THROUGH JUNE 30, 1994


         During the period from July 1, 1993 through June 30, 1994, the Plan had the following "reportable transactions", as defined, involving an amount in excess of 5% of the plan equity available at the beginning of the fiscal year.

                                                                    Purchase/
                                                                      Sale                          (Loss)
Units                        Description                            Proceeds              Cost        Gain
- ------           -----------------------------------                --------           ----------  ----------
                Vanguard Windsor II Fund
 1,520          - Purchased                                          $23,655            $   --       $    --
     9          - Sold                                                   147               133            14

                Vanguard Variable Rate GIC Trust
85,992          - Purchased                                           85,992                --            --
12,931          - Sold                                                12,931            12,931            --

                Vanguard Money Market Reserves -
                Prime Portfolio
14,017          - Purchased                                           14,017                --            --
 8,919          - Sold                                                 8,919             8,919            --

                Vanguard STAR Fund
 2,366          - Purchased                                           28,557                --            --
   442          - Sold                                                 5,330             5,336           (6)

                The Standard Products Common
                Share Fund
   990          - Purchased                                           32,867                --            --
    20          - Sold                                                   569               569            --





               The accompanying Notes to Financial Statements are
                       an integral part of this schedule.

                                                                                                                        SCHEDULE III


                                                   THE STANDARD PRODUCTS COMPANY

                                        COLLECTIVELY BARGAINED SAVINGS AND RETIREMENT PLAN

                                   (LEXINGTON DIVISION), U.A.W. LOCAL 1681, LEXINGTON, KENTUCKY

                                            SCHEDULE OF PARTY-IN-INTEREST TRANSACTIONS

                                                 FOR THE YEAR ENDED JUNE 30, 1994



                                                                                                                          Current
Identity of                                           Number of                                                         Market Value
  Party            Relationship      Description        Units                     Number of                Realized      of Assets
 Involved          to the Plan        of Asset        Purchased       Cost        Units Sold   Proceeds   Gain (Loss)       Held
- ------------      -------------     -------------    -----------    ---------     -----------  --------   -----------  -------------
The Standard       Plan Sponsor     The Standard          990        $32,867          20          $569       $ -0-         $87,633
Products                            Products
Company                             Common Share
                                    Fund

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 11-K

                                 ANNUAL REPORT

        Pursuant to Section 15(d) of the Securities Exchange Act of 1934

                    For the fiscal year ended June 30, 1994
                                              -------------

         A. Full title of plan and the address of the plan, if different from that of the issuer:

THE STANDARD PRODUCTS COMPANY COLLECTIVELY BARGAINED SAVINGS AND RETIREMENT PLAN
       (PORT CLINTON, OHIO PLANT), U.A.W. LOCAL 497; PORT CLINTON, OHIO

         B. Name and issuer of securities held pursuant to the plan and the address of its principal executive office:

                        THE STANDARD PRODUCTS COMPANY

                2130 WEST 110TH STREET, CLEVELAND, OHIO  44102

                             REQUIRED INFORMATION

                 Financial Statements:

                 Statement of Financial Position
                 --June 30, 1994 and 1993

                 Statement of Income and Changes in Plan Equity
                  for the year ended June 30, 1994

                 Notes to Financial Statements

                     I - Schedule of Investments as of June 30, 1994

                     The information required by Schedules II and III is
                 provided in the above financial statements or notes thereto.

                 Schedule of Reportable Transactions

                 Schedule of Non-Exempt Transactions

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the members of The Standard Products Company Collectively Bargained Savings and Retirement Plan (Port Clinton, Ohio Plant), U.A.W. Local 497; Port Clinton, Ohio Committee, as administrator of The Standard Products Company Collectively Bargained Savings and Retirement Plan (Port Clinton, Ohio Plant), U.A.W. Local 497; Port Clinton, Ohio, have duly caused this annual report to be signed by the undersigned thereunto duly authorized.


                                  The Standard Products Company Collectively
                                  Bargained Savings and Retirement Plan
                                  (Port Clinton, Ohio Plant), U.A.W. Local 497; Port Clinton, Ohio



Dated:   December 21, 1994        By:  /s/ Thomas J. Stecz
                                       --------------------------------------
                                           Committee Member

                                                          THE STANDARD PRODUCTS COMPANY
                                                          -----------------------------

                                              COLLECTIVELY BARGAINED SAVINGS AND RETIREMENT PLAN
                                              --------------------------------------------------

                                          (PORT CLINTON DIVISION), U.A.W. LOCAL 497, PORT CLINTON, OHIO
                                          -------------------------------------------------------------

                                                        STATEMENT OF FINANCIAL POSITION
                                                        -------------------------------

                                                                JUNE 30, 1994
                                                                -------------
                                                                                                           Non-Participant
                                                                              Participant Directed            Directed
                                                      ------------------------------------------------    -----------------
                                                       Company
                                                       Common             Variable    Short
                                                       Stock     Equity    Income     Term    Balanced     Company Common
                                   Cost      Total      Fund      Fund      Fund      Fund      Fund         Stock Fund
                                 -------    -------   -------   -------   -------   -------   --------    -----------------
ASSETS
  Cash                                $0         $0        $0        $0        $0        $0        $0                    $0
  Investments - at market value
      The Standard Products
      Common Share Fund                0          0         0         0         0         0         0                     0

      Vanguard Windsor II Fund         0          0         0         0         0         0         0                     0

      Vanguard Variable Rate
          GIC Trust                    0          0         0         0         0         0         0                     0

      Vanguard Money Market
          Reserves-Prime Porfolio      0          0         0         0         0         0         0                     0

      Vanguard STAR Fund               0          0         0         0         0         0         0                     0
                                 -------    -------   -------   -------   -------   -------   -------     -----------------

                                      $0          0         0         0         0         0         0                     0
                                 =======

Receivables
  Interest and Dividends                          0         0         0         0         0         0                     0
                                            -------   -------   -------   -------   -------   -------     -----------------

Plan Equity                                      $0        $0        $0        $0        $0        $0                    $0
                                            =======   =======   =======   =======   =======   =======     =================

                      The accompanying Notes to Financial Statements are an integral part of this statement.

                                                   THE STANDARD PRODUCTS COMPANY
                                                   -----------------------------

                                        COLLECTIVELY BARGAINED SAVINGS AND RETIREMENT PLAN
                                        --------------------------------------------------

                                   (PORT CLINTON DIVISION), U.A.W. LOCAL 497, PORT CLINTON, OHIO
                                   -------------------------------------------------------------

                                                  STATEMENT OF FINANCIAL POSITION
                                                  -------------------------------

                                                           JUNE 30, 1993
                                                           -------------
                                                                                                        Participant Directed
                                                                       ---------------------------------------------------------
                                                                        Company
                                                                         Common                        Variable         Short
                                                                         Stock          Equity          Income           Term
                                         Cost         Total              Fund            Fund            Fund             Fund
                                       --------      --------          --------        --------        --------         --------
ASSETS
  Cash                                     $425          $425              $240              $0              $0               $0
  Investments - at market value
    The Standard Products
    Common Share Fund                    29,972        31,093            18,740               0               0                0

    Vanguard Windsor II                  19,135        20,102                 0          20,102               0                0

    Vanguard Variable Rate
      GIC Trust                          12,535        12,535                 0               0          12,535                0

    Vanguard Money Market
      Reserves-Prime Portfolio           15,911        15,911                 0               0               0           15,911

    Vanguard STAR Fund                    9,035         9,274                 0               0               0                0
                                       --------      --------          --------        --------        --------         --------

                                        $87,013        89,340            18,980          20,102          12,535           15,911
                                       ========

Receivables
  Interest and Dividends                                  144                87               0               0                0
                                                     --------          --------        --------        --------         --------

Plan Equity                                           $89,484           $19,067         $20,102         $12,535          $15,911
                                                     ========          ========        ========        ========         ========


                                                        Non-Participant
                                                           Directed
                                                      ------------------

                                        Balanced        Company Common
                                         Fund             Stock Fund
                                       --------       ------------------
ASSETS
  Cash                                       $0                     $185
  Investments - at market value
    The Standard Products
    Common Share Fund                         0                   12,353

    Vanguard Windsor II                       0                        0

    Vanguard Variable Rate
      GIC Trust                               0                        0

    Vanguard Money Market
      Reserves-Prime Portfolio                0                        0

    Vanguard STAR Fund                    9,274                        0
                                       --------       ------------------

                                          9,274                   12,538

Receivables
  Interest and Dividends                      0                       57
                                       --------       ------------------

Plan Equity                              $9,274                  $12,595
                                       ========       ==================

                      The accompanying Notes to Financial Statements are an integral part of this statement.

                                                         THE STANDARD PRODUCTS COMPANY
                                                         -----------------------------

                                               COLLECTIVELY BARGAINED SAVINGS AND RETIREMENT PLAN
                                               --------------------------------------------------

                                         (PORT CLINTON DIVISION), U.A.W. LOCAL 497, PORT CLINTON, OHIO
                                         -------------------------------------------------------------

                                                STATEMENT OF INCOME AND CHANGES IN PLAN EQUITY
                                                ----------------------------------------------

                                                         FOR THE YEAR ENDED JUNE 30, 1994
                                                         --------------------------------
                                                                                                            Non-Participant
                                                                                Participant Directed           Directed
                                                      ------------------------------------------------     -----------------
                                                      Company
                                                      Common              Variable    Short
                                                       Stock    Equity     Income     Term    Balanced      Company Common
                                             Total     Fund      Fund       Fund      Fund      Fund          Stock Fund
                                            -------   -------   -------    -------   -------   -------     -----------------
ADDITIONS
  Investment income (loss)
      Net change in unrealized appreciation/
          depreciation of investments            $0        $0        $0         $0        $0        $0                    $0
      Dividend and interest income            2,651       297       877        571       338       369                   199
      Gain (Loss) on sale of investments     (5,784)   (3,262)     (183)         0         0      (143)               (2,196)
       Transfers from other funds                39        39         0          0         0         0                     0

  Contributions
      The Standard Products Company           1,244         0         0          0         0         0                 1,244
      Plan participants                       9,332     2,257     2,340      1,505     2,335       895                     0
                                            -------   -------   -------    -------   -------   -------     -----------------
          Total Additions                     7,482      (669)    3,034      2,076     2,673     1,121                  (753)

DEDUCTIONS
  Participants' withdrawals                 (96,927)  (18,398)  (23,136)   (14,572)  (18,584)  (10,395)              (11,842)
  Transfers to other funds                      (39)        0         0        (39)        0         0                     0
                                            -------   -------   -------    -------   -------   -------     -----------------

              NET CHANGE                    (89,484)  (19,067)  (20,102)   (12,535)  (15,911)   (9,274)              (12,595)

Plan Equity - Beginning of Year              89,484    19,067    20,102     12,535    15,911     9,274                12,595
                                            -------   -------   -------    -------   -------   -------     -----------------
Plan Equity - End of Year                        $0        $0        $0         $0        $0        $0                    $0
                                            =======   =======   =======    =======   =======   =======     =================

       The accompanying Notes to Financial Statements are an integral part of this statement.

                         THE STANDARD PRODUCTS COMPANY

               COLLECTIVELY BARGAINED SAVINGS AND RETIREMENT PLAN

         (PORT CLINTON DIVISION), U.A.W. LOCAL 497, PORT CLINTON, OHIO

                         NOTES TO FINANCIAL STATEMENTS

                                 JUNE 30, 1994

(1)      SUMMARY OF PLAN:

                 GENERAL -- The Standard Products Company Collectively Bargained Savings and Retirement Plan, (Port Clinton Division), U.A.W. Local 497, Port Clinton, Ohio (the Plan) was established effective April 1, 1992 to encourage employees to adopt a regular savings program and to provide additional funds at retirement. This Plan is governed by The Standard Products Company Collectively Bargained Savings and Retirement Basic Plan Document which established the fundamental mechanics of the 401K plan and its administration. The provisions of the basic plan document call for the ability to adopt the basic plan at any of the Company's plants whose employees are represented by a collectively bargained labor agreement. All employees represented by a collective bargaining agreement and were employees under the Plan as of the Plan's effective date, are eligible to participate in the Plan. An employee who became an employee after the Plan's effective date, shall be eligible to participate in the Plan following the completion of one year of service as defined in the collective bargaining agreement.

                 CONTRIBUTIONS -- Each eligible employee may elect to have the Company make contributions to the trust established in conjunction with the Plan at a rate of not less than one percent nor greater than ten percent of compensation, as defined (Deductible Participant Contribution). The Company has determined that its Employer Matched Contributions currently will be twenty percent of each depositing participant's compensation contributed to the trust which do not exceed five percent of Credited Compensation.

                 VESTING -- The participants' interest in their Deductible Participant Contribution Accounts and the Employer Matching Contributions shall be fully vested at all times.

                 ADMINISTRATION -- The Company is the Plan Administrator under this Plan within the meaning of the Employee Retirement Income Security Act of 1974 (ERISA), as amended from time to time, and shall supervise and control the operation of this Plan in accordance with its terms and may make rules and regulations for the administration of this Plan which are not inconsistent with the terms and provisions of the Plan agreement. The Plan has an agreement with The Delaware Guarantee & Trust Company (the Trustee) to act as Trustee of the Plan's assets.

                 The Trustee maintains all records of investment transactions and determines the valuation of the investment portfolio. Information with respect to investments held at their market values, dividend and interest income, gain or loss on sale of investments and net change in unrealized appreciation (depreciation) of investments has been reported by the Trustee as being complete and accurate.

                 PARTICIPANTS' ACCOUNTS -- Individual accounts are maintained for each participant in the Plan. Accounts are credited with contributions and earnings, and reduced by losses and distributions, as defined in the Plan. Participants direct their Participant Elected Contributions into any of the permitted investment funds in increments of 10%. Each participant has a non-forfeitable right to the accrued benefits in his accounts derived from any Company or employee contributions. Each participant receives a detailed statement of his account once each year.

                 DISSOLUTION OF PLAN -- During the Plan's fiscal 1994 year, The Standard Products Company's management and the Port Clinton Division's Union Representative voted to dissolve the Plan. As part of the dissolution, the Company liquidated all existing plan assets to pay benefits to plan participants, in accordance with plan provisions.
         The Company has received a favorable determination from the Internal Revenue Service in regards to the dissolution. As such, the Company will no longer be making contributions to the Plan.

(2)      SUMMARY OF SIGNIFICANT
           ACCOUNTING POLICIES:

                 BASIS OF ACCOUNTING -- The accompanying financial statements are prepared on the accrual basis of accounting.

                 INVESTMENTS -- The accompanying statements of financial position reflect the Plan's investments at their fair market values as of June 30, 1994. The unrealized change in the valuation of investments is included in the determination of plan equity at the end of the period. A summary of the Plan's investments at June 30, 1994, is presented in Schedule I.

                 The Plan invests in publicly traded securities of The Standard Products Company, the Plan sponsor. A summary of party-in-interest transactions for the year ended June 30, 1994, is presented in
         Schedule III.

                 ADMINISTRATIVE EXPENSES -- The Company absorbs the cost of administrative expenses.

(3)       INVESTMENT FUNDS:

                 The trust fund under the Plan consists of five investment funds, as follows:

                 COMPANY COMMON STOCK FUND -- This fund invests in Common Shares of The Standard Products Company.

                 EQUITY FUND -- This fund invests in the Vanguard Windsor II
         Fund.

                 VARIABLE INCOME FUND -- This fund invests in the Vanguard Variable Rate GIC Trust.

                 SHORT TERM INVESTMENT FUND -- This fund invests in the Vanguard Money Market Reserves - Prime Portfolio.

                 BALANCED FUND -- This fund invests in the Vanguard STAR Fund, which consists of investments in common stocks and fixed income investments.

                 The earnings of each investment fund and the proceeds of a sale of any asset of any investment fund are reinvested in the same fund. Pending investment or reinvestment, any monies received by the trustee from investments or as Company or employee contributions, may be held temporarily in any manner the trustee determines.

(4)      FEDERAL INCOME TAXES:

                 The Plan intends to apply for a favorable determination from the Internal Revenue Service on the qualification of the Plan under the Internal Revenue Code. A qualified plan is entitled to an exemption from taxes under the provisions of the Internal Revenue Code. In the opinion of the Plan's management, the Plan is currently operating in accordance with the provisions of the Internal Revenue Code. Accordingly, no provision for federal income taxes has been made in the accompanying financial statements. Annually, informational tax returns are prepared and filed with the Internal Revenue Service.

                 In general, as long as the Plan is qualified, a participant's compensation for federal income tax purposes does not include the amount of any permissible Participant Elected Contributions or Company contributions to the Plan. Similarly, a participant is not taxed on investment gains, nor does a participant derive any tax advantage from investment losses with respect to funds in his accounts held under the trust. Amounts distributed from the trust are in general, taxable subject to Internal Revenue Service Rules and Regulations.

                                                                     SCHEDULE I

                         THE STANDARD PRODUCTS COMPANY

               COLLECTIVELY BARGAINED SAVINGS AND RETIREMENT PLAN

         (PORT CLINTON DIVISION), U.A.W. LOCAL 497, PORT CLINTON, OHIO

                            SCHEDULE OF INVESTMENTS

                              AS OF JUNE 30, 1994


Shares                  Description                             Cost             Market
- ------        -------------------------------                 --------          --------
0             The Standard Products Common
                 Share Fund                                   $    0            $    0

0             Vanguard Windsor II Fund                             0                 0

0             Vanguard Variable Rate GIC Trust                     0                 0

0             Vanguard Money Market Reserves
                 - Prime Portfolio                                 0                 0

0             Vanguard STAR Fund                                   0                 0
                                                            --------          --------

                                                            $      0          $      0
                                                            ========          ========





               The accompanying Notes to Financial Statements are
                       an integral part of this schedule.

                                                                    SCHEDULE II

                         THE STANDARD PRODUCTS COMPANY

               COLLECTIVELY BARGAINED SAVINGS AND RETIREMENT PLAN

         (PORT CLINTON DIVISION), U.A.W. LOCAL 497, PORT CLINTON, OHIO

                      SCHEDULE OF REPORTABLE TRANSACTIONS

               FOR THE PERIOD JULY 1, 1993 THROUGH JUNE 30, 1994


         During the period from July 1, 1993 through June 30, 1994, the Plan had the following "reportable transactions", as defined, involving an amount in excess of 5% of the plan equity available at the beginning of the fiscal year.


                                                            Purchase/
                                                              Sale                          Gain/
Units                     Description                       Proceeds            Cost       (Loss)
- ------           -----------------------------              --------         ---------    --------
                 Vanguard Windsor II Fund
   190           -  Purchased                                  $ 3,218      $     --      $    --
 1,379           -  Sold                                        23,136        23,319        (183)

                 Vanguard Variable Rate GIC Trust
 2,075           -  Purchased                                    2,075            --           --
14,610           -  Sold                                        14,610        14,610           --

                 Vanguard Money Market Reserves -
                 Prime Portfolio
 2,674           -  Purchased                                    2,674            --           --
18,585           -  Sold                                        18,585            --           --

                 Vanguard STAR Fund
    94           -  Purchased                                    1,264            --           --
   786           -  Sold                                        10,395        10,538        (143)

                 The Standard Products Common
                 Share Fund
   117           -  Purchased                                    4,037            --           --
 1,015           -  Sold                                        30,240        35,555      (5,315)




               The accompanying Notes to Financial Statements are
                       an integral part of this schedule.

                                                                                                                        SCHEDULE III


                                                   THE STANDARD PRODUCTS COMPANY

                                        COLLECTIVELY BARGAINED SAVINGS AND RETIREMENT PLAN

                                   (PORT CLINTON DIVISION), U.A.W. LOCAL 497, PORT CLINTON, OHIO

                                            SCHEDULE OF PARTY-IN-INTEREST TRANSACTIONS

                                                 FOR THE YEAR ENDED JUNE 30, 1994



                                                                                                                          Current
Identity of                                           Number of                                                         Market Value
  Party            Relationship      Description        Units                     Number of                Realized      of Assets
 Involved          to the Plan        of Asset        Purchased       Cost        Units Sold   Proceeds   Gain (Loss)       Held
- ------------      -------------     -------------    -----------    ---------     -----------  --------   -----------  -------------
The Standard       Plan Sponsor     The Standard         117          $4,037          1,015     $30,240     $(5,315)        $ 0
Products                            Products
Company                             Common Share
                                    Fund