Form 10-Q
period 1994-12-31
STANDARD PRODUCTS CO
filed 1995-02-08
CIK 93448

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C.  20549

                                   FORM 10-Q
(Mark One)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1994

                                       OR

         [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

  For the transition period from _________________ to ________________

                           Commission File No. 1-2917

                         THE STANDARD PRODUCTS COMPANY
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


              Ohio                                 34-0549970
- --------------------------------              -------------------
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

         Number of common shares outstanding as of February 7, 1995: 16,721,244
                                                                     ----------

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements
- ------   --------------------
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

             THE STANDARD PRODUCTS COMPANY AND SUBSIDIARY COMPANIES
                          Consolidated Balance Sheets
                                  (Unaudited)
                             (Thousands of Dollars)

                                                                                     Dec. 31,     June 30,
                                                                                       1994         1994
                                                                                    ---------     --------
ASSETS
Current Assets:
  Cash and cash equivalents.......................................................  $   6,288     $       -
  Receivables, less allowances of $5,042 at December 31 and
   $3,627 at June 30..............................................................    199,000       202,363
  Inventories.....................................................................     59,825        53,018
  Prepaid insurance, taxes, etc...................................................     12,220        15,305
                                                                                     --------      --------

   Total current assets...........................................................    277,333       270,686
                                                                                     --------      --------

Property, Plant and Equipment, at cost............................................    452,642       422,576

  Less - Accumulated depreciation.................................................   (196,596)     (180,567)
                                                                                     --------      --------
                                                                                      256,046       242,009
Goodwill, net.....................................................................     62,149        62,564
Other Assets......................................................................     50,798        49,055
                                                                                     --------      --------
                                                                                     $646,326      $624,314
                                                                                     ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Short-term notes payable........................................................   $ 19,191     $ 10,373
  Current maturities of long-term debt............................................      1,502        1,690
  Accounts payable................................................................     90,387       94,514
  Accrued payrolls................................................................     20,421       24,433
  Accrued expenses................................................................     45,487       48,919
  Dividend payable................................................................      2,841        2,835
                                                                                     --------     --------

   Total current liabilities......................................................    179,829      182,764
                                                                                     --------     --------

Long-term Debt, net of current maturities.........................................    159,150      135,381
                                                                                     --------     --------

Other Postretirement Benefits.....................................................     25,740       25,649
                                                                                     --------     --------

Deferred Income Taxes and Other Credits...........................................     35,068       37,843
                                                                                     --------     --------

Commitments and Contingent Liabilities
Shareholders' Equity:
  Serial preferred shares, without par value, authorized 6,000,000 voting
   and 6,000,000 non-voting shares, none issued...................................          -            -
  Common shares, par value $1 per share; authorized 50,000,000 shares, issued and outstanding, 16,712,544 shares at December 31 and
   16,674,016 at June 30..........................................................     16,713       16,674
  Paid-in capital.................................................................     95,899       95,614
  Retained earnings...............................................................    145,419      142,871
  Foreign currency translation adjustments........................................     (9,369)     (10,359)
  Minimum pension liability.......................................................     (2,123)      (2,123)
                                                                                     --------     --------
   Total shareholders' equity.....................................................    246,539      242,677
                                                                                     --------     --------
                                                                                     $646,326     $624,314
                                                                                     ========     ========

                                        The accompanying notes are an integral part of these statements.

             THE STANDARD PRODUCTS COMPANY AND SUBSIDIARY COMPANIES
                       CONSOLIDATED STATEMENTS OF INCOME
                For the Periods Ended December 31, 1994 and 1993
                                  (Unaudited)
                   (Thousands of Dollars Except Share Data)

                                                                             Three Months                     Six Months
                                                                    ----------------------------      --------------------------
                                                                       1994             1993             1994             1993
                                                                    ----------       ----------       ----------       ----------
Net Sales.........................................................   $243,808         $198,335         $464,735          $400,026
                                                                     --------         --------         --------          --------
Cost of Goods Sold:
   Materials, wages and other manufacturing costs.................    209,022          167,466          400,906           335,643
   Research, engineering and development expenses.................      8,401            6,246           15,846            13,595
                                                                     --------         --------         --------          --------
                                                                      217,423          173,712          416,752           349,238
                                                                     --------         --------         --------          --------
Gross Income......................................................     26,385           24,623           47,983            50,788
Selling, General and Administrative Expenses......................     14,711           13,123           29,459            27,599
                                                                     --------         --------         --------          --------
                                                                       11,674           11,500           18,524            23,189
Other Income (Deductions):
   Royalty and dividend income....................................         26               97              318               219
   Interest expense, net..........................................     (3,118)          (2,379)          (6,066)           (5,131)
   Other, net.....................................................       (313)             (26)          (2,554)             (985)
                                                                     --------         --------         --------          --------
                                                                       (3,405)          (2,308)         (8,302)           (5,897)
                                                                     --------         --------         --------          --------
Income before Taxes on Income.....................................      8,269            9,192           10,222            17,292
Provision for Taxes on Income.....................................      2,938            3,005            1,993             6,253
                                                                     --------         --------         --------          --------

Net Income........................................................   $  5,331         $  6,187         $  8,229          $ 11,039
                                                                     ========         ========         ========          ========

Earnings Per Common Share.........................................       $.32             $.37             $.49              $.66
                                                                         ====             ====             ====              ====

Average Shares Outstanding........................................     16,710           16,616           16,698            16,598
                                                                       ======           ======           ======            ======




                                        The accompanying notes are an integral part of these statements.


             THE STANDARD PRODUCTS COMPANY AND SUBSIDIARY COMPANIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
           FOR THE SIX MONTH PERIODS ENDED DECEMBER 31, 1994 AND 1993
                                  (Unaudited)
                             (Thousands of Dollars)



                                                                                    Foreign                          Total
                                                                                    Currency          Minimum        Share-
                                               Common        Paid-In    Retained    Translation       Pension        holders'
                                               Shares        Capital    Earnings    Adjustments       Liability      Equity
                                              --------      --------    --------    --------------    ---------      --------
Balance, June 30, 1994.....................    $16,674       $95,614    $142,871      $  (10,359)     $ (2,123)      $242,677
Net income.................................          -             -       8,229               -             -          8,229
Cash dividends ($.34 per share)............          -             -      (5,681)              -             -         (5,681)
Foreign currency translation adjustments...          -             -           -             990             -            990
Sale of 38,528 shares to option holders....         39           187           -               -             -            226
Restricted stock awards....................          -            98           -               -             -             98
                                               -------       -------    --------       ---------      --------       --------
Balance, December 31, 1994.................    $16,713       $95,899    $145,419       $  (9,369)     $ (2,123)      $246,539
                                               =======       =======    ========       =========      ========       ========


Balance, June 30, 1993.....................    $16,552       $94,083    $120,660      $   (6,650)     $  (209)       $224,436
Net income.................................          -             -      11,039               -            -          11,039
Cash dividends ($.32 per share)............          -             -      (5,319)              -            -          (5,319)
Foreign currency translation adjustments...          -             -           -          (7,372)           -          (7,372)
Restricted stock awards....................          -           178           -               -            -             178
Sale of 76,399 shares to option holders....         76           347           -               -            -             423
Minimum pension liability..................          -             -           -               -           10              10
                                               -------       -------    --------       ---------      --------       --------
Balance, December 31, 1993.................    $16,628       $94,608    $126,380     $   (14,022)     $  (199)       $223,395
                                               =======       =======    ========       =========      ========       ========

                                        The accompanying notes are an integral part of these statements.


             THE STANDARD PRODUCTS COMPANY AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
           FOR THE SIX MONTH PERIODS ENDED DECEMBER 31, 1994 AND 1993
                                  (Unaudited)
                             (Thousands of Dollars)


                                                                               1994             1993
                                                                             --------         --------

Net cash provided by (used for) operating activities:
  Net income..........................................................     $    8,229        $   11,039
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization..................................          21,846            21,026
      Deferred taxes and other credits...............................          (2,833)           (2,840)
      Effect of changes in foreign currency..........................            (934)            1,807
      Other operating items..........................................          (2,986)           (4,707)
                                                                           ----------        ----------

         Net cash provided by continuing operations..................          23,322            26,325
                                                                           ----------        ----------

Net cash provided by (used for) changes in operating assets and liabilities:
      Receivables....................................................           3,331            23,102
      Inventories....................................................          (6,807)           (7,334)
      Accounts payable and accrued expenses..........................         (10,114)          (24,257)
      Other..........................................................           3,085             1,534
                                                                           ----------        ----------
         Net cash used for changes in operating assets and liabilities        (10,505)           (6,955)
                                                                          -----------        ----------
         Net cash provided by operating activities...................          12,817            19,370
                                                                          -----------        ----------

Net cash used for investments:
  Purchase of property, plant and equipment, net.....................         (32,895)          (26,182)
  Investments in affiliates..........................................               -            (1,500)
                                                                          -----------        ----------
         Net cash used for investments...............................         (32,895)          (27,682)
                                                                          -----------        ----------
Net cash provided by (used for) financing:
  Proceeds of long-term borrowings...................................          25,000           110,343
  Net increase in short-term borrowings..............................           8,818               507
  Repayment of long-term borrowings..................................          (1,549)          (89,865)
  Cash dividends.....................................................          (5,681)           (5,319)
                                                                          -----------        ----------
         Net cash provided by financing..............................          26,588            15,666
                                                                          -----------        ----------

Effect of exchange rate changes on cash..............................            (222)              489
                                                                          -----------        ----------

Increase in cash and cash equivalents................................           6,288             7,843

Cash and cash equivalents at the beginning of the period.............               -             5,548
                                                                          -----------        ----------

Cash and cash equivalents at the end of the period...................      $    6,288        $   13,391
                                                                          ===========        ==========


                                        The accompanying notes are an integral part of these statements.



             THE STANDARD PRODUCTS COMPANY AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1994

1.       ACCOUNTING POLICIES
         -------------------

         A.  Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Major intercompany items have been eliminated.

         B.  Inventories

         Inventories are stated at the lower of cost or market. The majority of domestic inventories are valued using the last-in, first-out (LIFO) method and the remaining inventories are valued using the first-in, first-out (FIFO) method. The major components of inventory at December 31, 1994 and June 30, 1994 are as follows:
                                                  Dec. 31          June 30
                                                  --------         --------
                                                   (Thousands of Dollars)

         Raw materials.........................  $22,068           $20,477
         Work-in-process and finished goods....   37,757            32,541
                                                --------          --------
              Totals...........................  $59,825           $53,018
                                                ========          ========

2.       DEBT
         ----

         Long-term debt at December 31, 1994 and June 30, 1994 consisted of the following:

                                                  Dec. 31          June 30
                                                  --------         --------
                                                    (Thousands of Dollars)

         Senior Notes...............................$100,000       $100,000
         Revolving credit agreement.................  55,000         30,000
         First mortgage industrial revenue bonds....     430            537
         Other debt.................................   5,222          6,534
                                                    --------       --------
         Total...................................... 160,652        137,071
         Less - current maturities..................   1,502          1,690
                                                    --------       --------
                                                    $159,150       $135,381
                                                    ========       ========

         At December 31, 1994, Senior Notes outstanding of $100,000,000 include two issues, $75,000,000 and $25,000,000. The $75,000,000 Senior Notes, placed directly with three affiliated insurance companies, are unsecured and accrue interest at 6.55%. Interest payments are payable semi-annually, and annual principal payments of $12,500,000 begin in December 1998 through December 2002, with the balance due on maturity in December 2003.

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

         The Revolving Credit Agreement (Credit Agreement) represents borrowings from a group of banks that have committed to make available for borrowing up to $125,000,000 until January 1997 with provisions for extending the agreement beyond that date upon satisfaction of certain requirements. The Company has the right to convert up to $50,000,000 of revolving loans in a five-year term loan with quarterly repayments thereafter. The loans may be denominated in either U.S. dollars or certain other currencies based upon Eurodollar interest rates or the agent bank's base rate. At December 31, 1994, borrowings under the Credit Agreement bear interest at 6.7%. A commitment fee of .25% is due on the unused portion of the agreement. The terms of the Credit Agreement also require the Company to maintain certain financial covenants as to net worth, leverage and working capital.

         Under the most restrictive covenants of the Company's various loan agreements, principally the Credit Agreement, $64,921,000 of retained earnings were not restricted at December 31, 1994 for the payment of dividends, and the ratio of current assets to current liabilities was 1.54 to 1, in excess of the minimum requirement of 1.25 to 1.

Item 2.     Management's Discussion and Analysis of
- ------      ---------------------------------------
            Results of Operations and Financial Condition
            ---------------------------------------------

            Results of Operations
            ---------------------

            Net sales for the second quarter of fiscal year 1995 increased 23% to $243,808,000 from $198,335,000 a year ago. Net income for the second quarter was $5,331,000, or $.32 a share, compared to $6,187,000, or $.37 a share in last year's second quarter. For the first half of fiscal 1995, net sales amounted to $464,735,000 versus $400,026,000 in last year's first half period. Net income for fiscal 1995's first half was $8,229,000, or $.49 a share, compared to $11,039,000, or $.66 a share, for last year's first half period.

            Second quarter sales of the Transportation Equipment Segment were $211,861,000, an increase of 24.7% over the sales of the fiscal 1994 second quarter period. In North America, second quarter sales were $133,237,000, increasing 25.9% or $27,438,000 since last year. Steady production and sales of the Company's parts for General Motors' Chevrolet Lumina/Monte Carlo models and Chrysler's Neon paced the increase in sales. A year ago, General Motors ceased production of its former Lumina model during the Company's fiscal 1994 second quarter, causing the Company's prior year North American sales to be depressed. Also, a year ago Chrysler had not yet commenced production on the Neon model. Increasing production volumes on the new Chrysler Cirrus model during this year's second quarter also contributed to this year's increased sales performance in North America. During the second quarter of fiscal 1995, car and light truck production increased 7.5% over the year earlier second quarter period.

            In Europe, sales of $57,201,000 in the second quarter of fiscal 1995 were 27.6% ahead of last year's second quarter. The European sales gains were the result of increasing sales of new models launched previously by the European car manufacturers and the recovering European economy.

            At Holm Industries, Inc., the Company's subsidiary that supplies the appliance and building products industries, sales increased 10% to $21,224,000. Appliance production was at record levels for this second quarter period, and Holm has benefited in line with the appliance industry's results.

            For the first half of fiscal 1995, sales of the Transportation Equipment Segment were $399,504,000 or 16.8% ahead of the prior year first half period. In North America, this year's first half period began slowly with the launches of several new vehicle programs delayed by the manufacturers and by the conclusion of production of several models which utilized parts produced by the Company. The latter part of the fist half experienced the rise of production of this year's new models. The European economic recovery and the Company's participation on previously launched models contributed to a 14% increase in European sales. The strong production of the appliance industry led Holm Industries' 10% first half increase in sales over last year's comparable period.

            In the Company's Tread Rubber Segment, net sales increased 12.5% to $31,947,000 for the fiscal 1995 second quarter period. In North America for the second quarter, sales advanced 14.8% to $30,902,000, while sales in Europe declined to $1,505,000. The European decline was in line with the Company's previously announced departure from the European market. For the first half period of fiscal 1995, Tread Rubber Segment sales were ahead of the prior year by 12.4% with the North American market ahead of the previous year by 14%. European sales were off 12%.

            Consolidated gross margin in the second quarter period of fiscal 1995 was 10.8% compared to 12.4% a year ago. For the first half period of fiscal 1995, consolidated gross margins were 10.3% versus 12.7% last year. During the second quarter, Transportation Segment margins strengthened based upon sales volume gains recorded during the period in North America and Europe. The gross margins of new business, however, were lower than those of the business being replaced. In addition, during the second quarter, the Company overcame many of the launch related problems encountered in the first quarter of fiscal 1995. Margins were also impacted by increasing raw material costs without full recovery of the cost increases in billing prices. Overall, increased gross margin represented 1.7% of second quarter sales. The expected increase in research and development expenditures represented .9% of second quarter sales, and these expenses will remain at this higher level in anticipation of upcoming new model introductions by the car manufacturers. At Holm Industries, gross margin declined in conjunction with the introduction of a new appliance gasket and increasing material costs.

            For the first half period, margins in the Transportation Equipment Segment were negatively affected by the costs related to new model launches initiated during the first quarter of fiscal 1995.

            The margins of the Tread Rubber Segment were steady for the second quarter and first half periods of fiscal 1995. Increasing raw material costs were partially offset by selling price increases and by sales volume increases.

            Selling, general and administrative expenses represented 6% of net sales for the second quarter of fiscal 1995, down from 6.6% a year ago. For the first half of fiscal 1995, selling, general and administrative expenses were 6.3% versus 6.9% in the year earlier first half.

            Net interest expense for the second quarter of fiscal 1995 was $3,118,000 versus $2,379,000 a year ago. In the second quarter, interest expense was $3,503,000 and interest income was $385,000. Last year, interest expense was $2,524,000 and interest income was $145,000.

            For the first half of fiscal 1995, net interest expense was $6,066,000 compared to $5,131,000 in the year earlier period. Interest expense in fiscal 1995 was $6,623,000 and interest income was $557,000. In the year earlier period, interest expense was $5,392,000 and interest income was $261,000.

            Interest expense for the second quarter and first half periods increased $979,000 and $1,231,000, respectively, with the increase related to an increased level of borrowed funds combined with the effect of borrowings under a 6.55% Senior Note issue negotiated in December 1993. These funds were borrowed for the full second quarter and first half periods of fiscal 1995 versus the shortened period of fiscal 1994. Interest income reflects a lower level of invested funds.

            Other income (expense), net was expense of $287,000 for the second quarter and $2,236,000 for the first half of fiscal 1995. A year ago, the Company's reported other income of $71,000 for the second quarter and other expense of $766,000 for the first half. In the second quarter, the Company's share of the operating results of its joint venture was a loss of $182,000 compared to a year earlier gain of $289,000. For the first half, the Company provided a closing reserve of $2,309,000 related to the decision of its subsidiary, Oliver Rubber Company, to close its European operations. The reserve was recorded in the first quarter of fiscal 1995.

            The Company's effective tax rate for the second quarter of fiscal 1995 was 35.5% compared to 32.6% in the prior year. A lower level of tax credits has raised the effective rate between years. For the first half period of fiscal 1995, the provision for taxes reflects the benefit associated with Oliver's closing of its European subsidiary. Exclusive of the benefit, the effective rate for the first half of fiscal 1995 was 34.3% versus 36.1% a year ago.

            Financial Condition
            -------------------

            For the first half of fiscal 1995, funds provided by operations were $21,635,000, including working capital provided by short-term borrowings. Additions to property, plant and equipment were $32,895,000. Proceeds of borrowed funds were $25,000,000, while borrowing repayments were $1,549,000 and dividend requirements were $5,681,000.

            At December 31, 1994, the ratio of current assets to current liabilities was 1.54 to 1. Of total capitalization of $405,689, debt was 39.2% and equity was 60.7%. Considering available borrowing capacity on the Company's Revolving Credit Agreement, its short-term borrowing arrangements and the funds to be generated from operations, the Company believes it has sufficient available resources to meet its needs for the remainder of the year.

                          PART II - OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K
- ------     --------------------------------

           (a)    EXHIBITS:


           Exhibit No.
           Under Reg. S-K      Form 10-Q
              Item 601         Exhibit No.         Description
           --------------      ----------- --------------------------
                27                 27      Financial Data Schedule


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



                                              THE STANDARD PRODUCTS COMPANY
                                              -----------------------------
                                                     (REGISTRANT)



           Dated:  February 8, 1995           /s/    Aubrey E. Arndt
                   ----------------           -----------------------------
                                              Aubrey E. Arndt
                                              Vice President-Finance
                                              Principal Financial Officer



                                              /s/   Thomas J. Stecz
                                              ----------------------------
                                              Thomas J. Stecz
                                              Corporate Controller
                                              Chief Accounting Officer