Form 10-Q
period 1995-03-31
STANDARD PRODUCTS CO
filed 1995-05-11
CIK 93448

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C.  20549

                                   FORM 10-Q
(Mark One)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1995

                                       OR

         [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

  For the transition period from _____________________ to ____________________

                           Commission File No. 1-2917

                         THE STANDARD PRODUCTS COMPANY
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


            Ohio                                              34-0549970
- ------------------------------                            ------------------
(State or Other Jurisdiction of                            (I.R.S. Employer
Incorporation or Organization)                            Identification No.)


                    2401 South Gulley, Dearborn, MI 48124
             -----------------------------------------------------
             (Address of Principal Executive Offices and Zip Code)

       Registrant's telephone number, including area code (313) 561-1100



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X       No
                                               ------       -----

         Number of common shares outstanding as of April 27, 1995:  16,723,028.
                                                                    -----------

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements
- -------  --------------------

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


             THE STANDARD PRODUCTS COMPANY AND SUBSIDIARY COMPANIES
                          Consolidated Balance Sheets
                                  (Unaudited)
                             (Thousands of Dollars)

                                                                                March 31,       June 30,
                                                                                  1995           1994
                                                                                --------        --------
ASSETS
Current Assets:
  Cash and cash equivalents..................................................   $   7,881        $       -
  Receivables, less allowances of $4,857 at March 31 and
   $3,627 at June 30.........................................................     206,699          202,363
  Inventories................................................................      68,790           53,018
  Prepaid insurance, taxes, etc. ............................................      12,027           15,305
                                                                                ---------        ---------

   Total current assets......................................................     295,397          270,686
                                                                                ---------        ---------

Property, Plant and Equipment, at cost.......................................     476,175          422,576

  Less - Accumulated depreciation............................................    (208,609)        (180,567)
                                                                                ---------        ---------
                                                                                  267,566          242,009
Goodwill, net................................................................      63,932           62,564
Other Assets.................................................................      59,167           49,055
                                                                                ---------        ---------
                                                                                $ 686,062        $ 624,314
                                                                                =========        =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Short-term notes payable...................................................   $  17,040        $  10,373
  Current maturities of long-term debt.......................................       1,580            1,690
  Accounts payable...........................................................      97,205           94,514
  Accrued payrolls...........................................................      25,071           24,433
  Accrued expenses...........................................................      48,527           48,919
  Dividend payable...........................................................       2,843            2,835
                                                                                ---------        ---------

   Total current liabilities.................................................     192,266          182,764
                                                                                ---------        ---------

Long-term Debt, net of current maturities....................................     174,520          135,381
                                                                                ---------        ---------

Other Postretirement Benefits................................................      25,793           25,649
                                                                                ---------        ---------

Deferred Income Taxes and Other Credits......................................      34,697           37,843
                                                                                ---------        ---------

Commitments and Contingent Liabilities
Shareholders' Equity:
  Serial preferred shares, without par value, authorized 6,000,000 voting
   and 6,000,000 non-voting shares, none issued..............................           -                -
  Common shares, par value $1 per share; authorized 50,000,000 shares, issued and outstanding, 16,721,744 shares at March 31 and
   16,674,016 at June 30.....................................................      16,722           16,674
  Paid-in capital............................................................      96,069           95,614
  Retained earnings..........................................................     149,352          142,871
  Foreign currency translation adjustments...................................      (1,234)         (10,359)
  Minimum pension liability..................................................      (2,123)          (2,123)
                                                                                ---------        ---------
   Total shareholders' equity................................................     258,786          242,677
                                                                                ---------        ---------
                                                                                $ 686,062        $ 624,314
                                                                                =========        =========
<F/N>
       The accompanying notes are an integral part of these statements.


             THE STANDARD PRODUCTS COMPANY AND SUBSIDIARY COMPANIES
                       CONSOLIDATED STATEMENTS OF INCOME
            For the Nine Month Periods Ended March 31, 1995 and 1994
                                  (Unaudited)
                    (Thousands of Dollars Except Share Data)

                                                                       Three Months                         Nine Months
                                                                --------------------------          --------------------------
                                                                  1995              1994              1995              1994
                                                                --------          --------          --------          --------
Net Sales...........................................            $265,013          $222,676          $729,748          $622,702
                                                                --------          --------          --------          --------

Cost of Goods Sold:
   Materials, wages and other manufacturing costs...             229,277           187,203           630,183           522,846
   Research, engineering and development expenses...               9,721             7,323            25,567            20,918
                                                                --------          --------          --------          --------
                                                                 238,998           194,526           655,750           543,764
                                                                --------          --------          --------          --------
Gross Income........................................              26,015            28,150            73,998            78,938
Selling, General and Administrative Expenses........              15,135            15,297            44,594            42,896
                                                                --------          --------          --------          --------
                                                                  10,880            12,853            29,404            36,042
Other Income (Deductions):
   Royalty and dividend income......................                 405               376               723               595
   Interest expense, net............................              (3,347)           (2,463)           (9,413)           (7,594)
   Other, net.......................................                 836               978            (1,718)               (7)
                                                                --------          --------          --------          --------
                                                                  (2,106)           (1,109)          (10,408)           (7,006)
                                                                --------          --------          --------          --------
Income before Taxes on Income.......................               8,774            11,744            18,996            29,036
Provision for Taxes on Income.......................               1,923             3,566             3,916             9,819
                                                                --------          --------          --------          --------

Net Income..........................................            $  6,851          $  8,178          $ 15,080          $ 19,217
                                                                ========          ========          ========          ========

Earnings Per Common Share...........................                $.41              $.49              $.90             $1.16

Average Shares Outstanding..........................              16,720            16,650            16,705            16,615
                                                                  ======            ======            ======            ======
<F/N>
                                        The accompanying notes are an integral part of these statements.


             THE STANDARD PRODUCTS COMPANY AND SUBSIDIARY COMPANIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
            FOR THE NINE MONTH PERIODS ENDED MARCH 31, 1995 AND 1994
                                  (Unaudited)
                             (Thousands of Dollars)

                                                                                           Foreign                        Total
                                                                                          Currency         Minimum        Share-
                                               Common       Paid-In       Retained       Translation       Pension        holders'
                                               Shares       Capital       Earnings       Adjustments      Liability        Equity
                                              -------       -------       --------       -----------        -------        --------
Balance, June 30, 1994....................    $16,674       $95,614       $142,871       $   (10,359)       $(2,123)       $242,677
Net income................................          -             -         15,080                 -              -          15,080
Cash dividends ($.51 per share)...........          -             -         (8,599)                -              -          (8,599)
Foreign currency translation adjustments            -             -              -             9,125              -           9,125
Sale of 47,728 shares to option holders..          48           303              -                 -              -             351
Restricted stock awards...................          -           152              -                 -              -             152
                                              -------       -------       --------       -----------        -------        --------
Balance, March 31, 1995...................    $16,722       $96,069       $149,352       $    (1,234)       $(2,123)       $258,786
                                              =======       =======       ========       ===========        =======        ========

Balance, June 30, 1993....................    $16,552       $94,083       $120,660       $    (6,650)       $  (209)       $224,436
Net income................................          -             -         19,217                 -              -          19,217
Cash dividends ($.48 per share)...........          -             -         (7,986)                -              -          (7,986)
Foreign currency translation adjustments..          -             -              -           (10,225)             -         (10,225)
Restricted stock awards...................          -           306              -                 -              -             306
Sale of 102,844 shares to option holders..        103           715              -                 -              -             818
Minimum pension liability.................          -             -              -                 -             11              11
                                              -------       -------       --------       -----------        -------        --------
Balance, March 31, 1994...................    $16,655       $95,104       $131,891       $   (16,875)       $  (198)       $226,577
                                              =======       =======       ========       ===========        =======        ========
<F/N>
                                        The accompanying notes are an integral part of these statements.


             THE STANDARD PRODUCTS COMPANY AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
            FOR THE NINE MONTH PERIODS ENDED MARCH 31, 1995 AND 1994
                                  (Unaudited)
                             (Thousands of Dollars)

                                                                                 1995              1994
                                                                              ---------          ---------
Net cash provided by (used for) operating activities:
  Net income............................................................      $  15,080          $  19,217
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization.....................................         33,888             30,902
      Deferred taxes and other credits..................................         (3,798)            (2,743)
      Equity in loss of non-consolidated affiliate......................         (1,317)              (230)
      Effect of changes in foreign currency.............................         (8,190)              (981)
      Other operating items.............................................         (5,476)            (5,854)
                                                                              ---------          ---------

         Net cash provided by continuing operations.....................         30,187             40,311
                                                                              ---------          ---------

Net cash provided by (used for) changes in operating assets and liabilities:
      Receivables........................................................        (4,368)            (1,660)
      Inventories........................................................       (15,772)           (13,284)
      Accounts payable and accrued expenses..............................         4,396             (5,629)
      Other..............................................................         3,278              4,330
                                                                              ---------          ---------
         Net cash used for changes in operating assets and liabilities...       (12,466)           (16,243)
                                                                              ---------          ---------
         Net cash provided by operating activities.......................        17,721             24,068
                                                                              ---------          ---------
Net cash used for investments:
  Purchase of property, plant and equipment, net.........................       (47,882)           (40,067)
  Investments in affiliates..............................................        (1,937)            (1,500)
                                                                              ---------          ---------
         Net cash used for investments..................................        (49,819)           (41,567)
                                                                              ---------          ---------

Net cash provided by (used for) financing:
  Proceeds of long-term borrowings......................................         40,000            135,343
  Net increase in short-term borrowings.................................          6,667                640
  Repayment of long-term borrowings.....................................         (1,626)          (102,107)
  Cash dividends........................................................         (8,599)            (7,986)
                                                                              ---------          ---------
         Net cash provided by financing.................................         36,442             25,890
                                                                              ---------          ---------

Effect of exchange rate changes on cash.................................          3,537                383
                                                                              ---------          ---------

Increase (decrease) in cash and cash equivalents........................          7,881              8,774

Cash and cash equivalents at the beginning of the period................             -               5,548
                                                                              ---------          ---------

Cash and cash equivalents at the end of the period......................      $   7,881          $  14,322
                                                                              =========          =========

<F/N>
                                        The accompanying notes are an integral part of these statements.

             THE STANDARD PRODUCTS COMPANY AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1995

1.       ACCOUNTING POLICIES
         --------------------

         A.  Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Major intercompany items have been eliminated.

         B.  Inventories

         Inventories are stated at the lower of cost or market. The majority of domestic inventories are valued using the last-in, first-out (LIFO) method and the remaining inventories are valued using the first-in, first-out (FIFO) method. The major components of inventory at March 31, 1995 and June 30, 1994 are as follows:

                                                            March 31          June 30
                                                            --------         --------
                                                            (Thousands of Dollars)
         Raw materials....................................   $26,183       $20,477
         Work-in-process and finished goods...............    42,607        32,541
                                                             -------       -------
              Totals......................................   $68,790       $53,018
                                                             =======       =======

2.       DEBT
         ----

         Long-term debt at March 31, 1995 and June 30, 1994 consisted of the following:

                                                            March 31          June 30
                                                            --------         --------
                                                            (Thousands of Dollars)
         Senior Notes....................................    $100,000        $100,000
         Revolving credit agreement......................      70,000          30,000
         First mortgage industrial revenue bonds.........         481             537
         Other debt......................................       5,619           6,534
                                                             --------        --------
         Total...........................................     176,100         137,071
         Less - current maturities.......................       1,579           1,690
                                                             --------        --------
                                                             $174,521        $135,381
                                                             ========        ========

         At March 31, 1995, Senior Notes outstanding of $100,000,000 include two issues, $75,000,000 and $25,000,000. The $75,000,000 Senior Notes, placed directly with three affiliated insurance companies, are unsecured and accrue interest at 6.55%. Interest payments are payable semi-annually, and annual principal payments of $12,500,000 begin in December 1998 through December 2002, with the balance due on maturity in December 2003.

         Coinciding with the issuance of the $75,000,000 fixed rate Senior Notes, the Company entered into a currency and interest rate swap transaction to establish fixed interest rates on intercompany borrowings of its French subsidiary. The nominal amount of 150,000,000 FF is payable by the Company to a bank, and the amount due from the bank to the Company is $25,350,256. The term of the agreement extends to November 2000 with periodic payments made over this term. Interest rates are fixed with a rate of 6.5% on payments to the bank and a rate of 5.8% on payments from the bank. Exchange rate fluctuations of the French franc payable to the bank are offset by the French franc receivable from the subsidiary. This interest rate of the intercompany receivable is 6.5%.

         The $25,000,000 Senior Notes are also unsecured notes placed directly with the holders. The interest rate is 9.81%, interest is paid semiannually and the notes are payable July 1, 1999.

         Each of the Senior Note agreements require the Company to maintain certain financial covenants as to net worth, leverage and working capital.

         The Revolving Credit Agreement (Credit Agreement) represents borrowings from a group of banks that have committed to make available for borrowing up to $125,000,000 until January 1997 with provisions for extending the agreement beyond that date upon satisfaction of certain requirements. The Company has the right to convert up to $50,000,000 of revolving loans to a five-year term loan with quarterly repayments thereafter. The loans may be denominated in either U.S. dollars or certain other currencies based upon Eurodollar interest rates or the agent bank's base rate. At March 31, 1995, borrowings under the Credit Agreement bear interest at 6.75%. A commitment fee of .25% is due on the unused portion of the agreement. The terms of the Credit Agreement also require the Company to maintain certain financial covenants as to net worth, leverage and working capital.

         Under the most restrictive covenants of the Company's various loan agreements, principally the Credit Agreement, $62,300,000 of retained earnings were not restricted at March 31, 1995 for the payment of dividends, and the ratio of current assets to current liabilities was 1.53 to 1, in excess of the minimum requirement of 1.25 to 1.


Item 2.     Management's Discussion and Analysis of
- -------     ---------------------------------------
            Results of Operations and Financial Condition
            ---------------------------------------------

            Results of Operations
            ---------------------

            Sales for the third quarter of fiscal 1995 were $265,013,000, an increase of $42,337,000, or 19% over the third quarter of fiscal 1994. Net income for the third quarter of fiscal 1995 was $6,851,000, or $.41 a share, compared to $8,178,000, or $.49 a share recorded in last year's third quarter period. For the nine month period of fiscal 1995, sales were $729,748,000, an increase of $107,046,000, or 17.2%, and net income was $15,080,000, or $.90 a share. In the nine month period of fiscal 1994, sales were $622,702,000, and net income was $19,217,000, or $1.16 a share.

            For the third quarter of fiscal 1995, sales of the Transportation Equipment Segment amounted to $234,640,000, an increase of 20.6% over the third quarter sales of fiscal 1994 of $194,585,000. In North America, third quarter automotive sales increased by 18.9% to $142,228,000. The Company's Canadian operations were fully engaged in the production of parts for the General Motors' Lumina/Monte Carlo models. A year ago, these models were in the preliminary stages of the launch process, and sales of the Company's parts were extremely low. North American sales in fiscal 1995 also benefited from full production rates on other 1994 new model introductions including the Chrysler Neon and Ford Windstar and from new model introductions in 1995 such as the Chrysler Cirrus. Partially offsetting these favorable factors were the ending of production of parts for the Ford Explorer and Tempo/Topaz and General Motors J Car (Cavalier and Sunbird). For the third quarter period of fiscal 1995, North American car build increased 5% over the production of the year earlier third quarter.

            In Europe, sales advanced 28% over last year's third quarter to $67,471,000 in the current year third quarter period. The European sales increase reflected increased automotive sales, the stronger European economy and favorable acceptance of new models using parts manufactured by the Company's European subsidiaries. Also included in the European sales increase is the effect of the decline of the U.S. dollar in relation to the British pound sterling and the French franc. Exchange rate variations accounted for $6,718,000 of the sales increase.

            Holm Industries, Inc., the Company's subsidiary that supplies the appliance and building products industries, posted 1995 third quarter sales of $24,941,000, an 11% increase over the year earlier third quarter period. Appliance industry sales have been very strong during the third quarter, and consequently, the demand for the products which Holm supplies was strong in the third quarter period.

            For the nine month period of fiscal 1995, sales of the Transportation Equipment Segment were $634,144,000, an increase of 18.2%. The same sales trends discussed for the third quarter period of fiscal 1995 were those which have affected the nine month period in comparison to the similar period of fiscal 1994. The primary cause of increased sales in fiscal 1995 compared to fiscal 1994 is the return to full production of the General Motors Canadian assembly plants producing the Lumina/Monte Carlo models. A year ago, the nine month period sales were depressed as model changeover began at these plants causing very low sales levels of the Company's parts. In Europe, sales for the nine month period of fiscal 1995 reflected the stronger European economy, increased car sales and strong acceptance of new car models which use the Company's parts. Strong appliance sales have paced the sales improvements at Holm Industries for the nine month period of fiscal 1995.

            In the Company's Tread Rubber Segment, sales advanced 8% to $30,373,000 for the third quarter of fiscal 1995 compared to the prior year. For the nine month period, sales were 11% ahead of the prior year, reaching $95,604,000. Oliver Rubber Company, the Company's subsidiary which supplies retread tire rubber, increased selling prices by 3%, contributing approximately $1,100,000 for the third quarter period and $2,100,000 for the nine month period. The remainder of the increase represented additional volume of mold cure and precure retread material sold to retread shops across North America. European sales declined by $1,563,000 for the third quarter and $2,017,000 for the nine month period compared to the prior year. The Company had previously announced its departure from the European market.

            Consolidated gross margins in the third quarter of fiscal 1995 were 9.4% versus 12.6% in the third quarter of fiscal 1994. For the nine month period, consolidated gross margins were 10.1% in fiscal 1995 and 12.7% in fiscal 1994. In the third quarter of fiscal 1995, margins in the Transportation Equipment Segment continued the trend of improvement at several locations involved in new car model introductions. The most notable improvement was the Canadian and European operations with the return to full production of the Canadian plants supplying General Motors and the improving economy on resurging automobile sales in Western Europe. Overall improvements of the Transportation Equipment Segment plant operations on improved volumes and product launch activities represented 3.2% of sales. The improvements were offset by problems at the Company's Spartanburg, South Carolina manufacturing plant. The Spartanburg problem represented .8% of sales, and is expected to impact the Company's fourth quarter to an extent at least equal to the third quarter. The Company experienced raw material cost increases which adversely reduced gross margins in the third quarter. The effect of the raw material cost increases were 1.9% of sales, and the effect will also impact the Company's fourth quarter. The effect of the raw material cost increases is expected to be lessened to some extent as the Company pursues selling price increases to neutralize rising costs. Research, engineering and development expenses continued the increase noted in previous quarters and represented .8% of sales for the third quarter. These expenses reflected the high level of effort directed toward new programs for future years' business.

            The Tread Rubber Segment margins for the third quarter of fiscal 1995 improved as manufacturing problems of the year ago period were steadily overcome. The effect of improved manufacturing operations was .5% of third quarter sales. Raw material cost increases, however, more than offset manufacturing improvements and negatively impacted third quarter margins. The effect of raw material cost increases was partially offset by increased selling prices. The net effect of raw material cost increases were 1% of third quarter
sales.    The higher volumes of product sales also improved margins in this segment.

            For the nine month period of fiscal 1995, consolidated gross margins were adversely affected by new product launches which occurred early in the fiscal year, the raw material cost increases and the Spartanburg problem mentioned earlier.

            Selling, general and administrative expenses for the third quarter of fiscal 1995 were consistent with the spending levels of the year earlier third quarter period. As a percent of sales, these expenses have declined to 5.7% compared to 6.9% a year ago. For the nine month period, selling, general and administrative expenses were 6% of sales versus 6.9% a year ago.

            Net interest expense for the third quarter of fiscal 1995 was $3,347,000 compared to $2,463,000 a year ago. In this year's third quarter, interest expense was $3,584,000 and interest income was $237,000. A year ago, for the quarter, interest expense was $2,635,000 and interest income was $172,000.

            For the nine month period of fiscal 1995, net interest expense was $9,413,000 versus $7,594,000 a year ago. Interest expense in fiscal 1995 was $10,207,000 and interest income was $794,000. In the nine month period of last year, interest expense was $8,027,000 and interest income was $433,000.

            Interest expense for the third quarter and nine month periods of fiscal 1995 has increased compared to the comparable periods of fiscal 1994. Interest rates on funds borrowed under the Company's Revolving Credit Agreement have risen from the rates of the prior year. In addition, borrowed funds have risen over last year's level as the Company funds its capital expenditures and working capital requirements.

            Other income (expense), net was income of $1,241,000 for the third quarter and expense of $995,000 for the nine month periods of fiscal 1995. A year ago, the Company recorded other income, net of $1,354,000 for the third quarter and $588,000 for the nine month period. In the third quarter, the Company's share of the operating results of its joint ventures were $1,245,000 compared to $1,149,000 a year ago. For the nine month period, other income (expense) reflects a provision of a closing reserve of $2,309,000 related to the decision of its subsidiary, Oliver Rubber Company, to close its European operations. The reserve, recorded in the first quarter of fiscal 1995, is for potential losses of inventory, accounts receivable and closure expenses.

            The Company's effective tax rate for the third quarter of fiscal 1995 was 21.9% versus 30.4% a year ago. The level of earnings of the Company's United Kingdom subsidiary, Standard Products Limited (SPL), has steadily risen during the year. The tax provision on the earnings of SPL has been offset by operating loss carryforwards, reducing the third quarter's effective rate. For the nine months, the effective rate of 20.6% reflects SPL's operating loss carryfoward and the tax benefit related to Oliver's closing of its European subsidiary. Excluding the Oliver benefit, the year to date effective rate was 32.7% in fiscal 1995 compared to 33.8% a year ago.

            Financial Condition
            -------------------

            For the nine month period of fiscal 1995, funds provided by operations were $24,388,000. Additions to property, plant and equipment were $47,882,000, and funds invested in new affiliates in Brazil and Mexico for plant construction were $1,937,000. Dividend requirements were $8,599,000, and proceeds of borrowed funds were $40,000,000, offset by borrowing repayments of $1,626,000.

            At March 31, 1995, the ratio of current assets to current liabilities was 1.53 to 1. Capitalization amounted to $433,306,000 with debt representing 40.3% and equity 59.7%. Debt has gradually risen during the course of fiscal 1995. Working capital requirements, capital expenditures and investments in affiliates in Brazil and Mexico have required that the Company borrow funds to finance these needs. Considering internal working capital to be generated and funds available to borrow with the current lending limitations, management of the Company believes that the Company has adequate resources to finance its upcoming needs for capital expenditures and its foreign investments.

                          PART II - OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K
- -------    --------------------------------

           (a)    Exhibits:
                  ---------

           Exhibit No.
           Under Reg. S-K      Form 10-Q
              Item 601         Exhibit No.         Description
           --------------      ----------- --------------------------
                27                 27      Financial Data Schedule

           (b)    Reports on Form 8-K:
                  -------------------

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



                                              THE STANDARD PRODUCTS COMPANY
                                              ----------------------------------
                                                      (REGISTRANT)



           Dated:  April 28, 1995            /s/  Aubrey E. Arndt
                   --------------            -----------------------------------
                                             Aubrey E. Arndt
                                             Vice  President-Finance
                                             Principal Financial Officer



                                             /s/  Thomas J. Stecz
                                             -----------------------------------
                                             Thomas J. Stecz
                                             Corporate Controller
                                             Chief Accounting Officer