Form 10-Q
period 1995-09-30
STANDARD PRODUCTS CO
filed 1995-11-13
CIK 93448

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended SEPTEMBER 30, 1995

                                      OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         AND EXCHANGE ACT OF 1934

 For the transition period from _____________________ to ____________________

                       Commission file number:  1-2917

                        THE STANDARD PRODUCTS COMPANY
            (Exact Name of Registrant as Specified in its Charter)

              OHIO                                                   34-0549970
(State or Other Jurisdiction of                                     (IRS Employer
Incorporation or Organization)                                    Identification No.)

                            2401 SOUTH GULLEY ROAD
                           DEARBORN, MICHIGAN 48124
            (Address of Principal Executive Offices and Zip Code)

     Registrant's telephone number, including area code:  (313) 561-1100



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X       No
                                               -----        -----

 THE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF OCTOBER 27, 1995 WAS
                              16,754,555 SHARES.





                      This report consists of 10 pages.

                                                   THE STANDARD PRODUCTS COMPANY
                                                   QUARTERLY REPORT ON FORM 10-Q

                                                         TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                                                                                    PAGE
 Item 1.   Financial Statements

           Consolidated Statements of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3

           Consolidated Balance Sheets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . .    4

           Consolidated Statements of Cash Flows  . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . .    5

           Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . .. . . . .    6

 Item 2.   Managements's Discussion and Analysis of Financial Condition and Results of Operations . . .. . . . .    7


PART II.  OTHER INFORMATION

 Item 1.   Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . .    9

 Item 2.   Changes in Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . .    9

 Item 3.   Defaults upon Senior Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . .    9

 Item 4.   Submission of Matters to a Vote of Security-Holders  . . . . . . . . . . . . . . . . . . . .. . . . .    9

 Item 5.   Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . .    9

 Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . .    9


SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . .   10

UNLESS OTHERWISE INDICATED, REFERENCES TO "COMPANY" MEAN THE STANDARD PRODUCTS COMPANY AND ITS SUBSIDIARIES AND
REFERENCE TO A FISCAL YEAR MEANS THE COMPANY'S YEAR ENDED JUNE 30 OF THE SAME YEAR (E.G., "FISCAL 1996" REFERS
TO THE PERIOD BEGINNING JULY 1, 1995 AND ENDING JUNE 30, 1996).

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                      THE STANDARD PRODUCTS COMPANY AND SUBSIDIARY COMPANIES
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                                            (UNAUDITED)
                                             (THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)
                                                                                       THREE MONTHS ENDED SEPT. 30,
                                                                                       ----------------------------
                                                                                          1995              1994
                                                                                        --------          --------
Net Sales........................................................................       $238,760         $220,927

Cost of Goods Sold:
  Materials, wages and other manufacturing costs.................................        219,778          191,884
  Research, engineering and development expenses.................................          9,577            7,445
                                                                                        --------         --------
                                                                                         229,355          199,329
                                                                                        --------         --------
   Gross income..................................................................          9,405           21,598

Rationalization of Business Units................................................             --            2,309
Selling, General and Administrative Expenses (Note 4)............................         17,143           14,748
                                                                                        --------         --------
                                                                                          (7,738)           4,541
                                                                                        --------         --------
Other (Income) Expense:
  Royalty and dividend income....................................................           (119)            (292)
  Net interest expense...........................................................          3,733            2,948
  Other, net.....................................................................            435              (68)
                                                                                        --------         --------
                                                                                           4,049            2,588
                                                                                        --------         --------
Income (Loss) before Taxes on Income.............................................        (11,787)           1,953
Provision for Taxes on Income....................................................         (2,003)            (945)
                                                                                        --------         --------
   Net Income (Loss).............................................................       $ (9,784)        $  2,898
                                                                                        ========         ========

Earnings Per Common Share........................................................       $  (0.58)        $   0.17
                                                                                        ========         ========
Weighted average shares outstanding (in thousands)...............................         16,746           16,687
                                                                                        ========         ========
Dividends declared per share.....................................................       $   0.17         $   0.16
                                                                                        ========         ========

        The accompanying notes are an integral part of these statements.

                                      THE STANDARD PRODUCTS COMPANY AND SUBSIDIARY COMPANIES
                                                    CONSOLIDATED BALANCE SHEETS
                                                            (UNAUDITED)
                                                      (THOUSANDS OF DOLLARS)

                                                                                        SEPT. 30,         JUNE 30,
                                                                                          1995             1995
                                                                                        --------          --------
ASSETS
Current Assets:
  Cash and cash equivalents.........................................................    $  8,008          $ 19,546
  Receivables, less allowances of $4,853 at September 30 and
   $4,978 at June 30 (Note 4).......................................................     157,640           196,613
  Inventories.......................................................................      72,750            69,458
  Prepaid insurance, taxes, etc.....................................................      23,497            21,820
                                                                                        --------          --------
   Total current assets.............................................................     261,895           307,437
                                                                                        --------          --------
Property, Plant and Equipment, at cost..............................................     507,051           489,534
  Less - Accumulated depreciation...................................................    (231,120)         (220,095)
                                                                                        --------          --------
                                                                                         275,931           269,439
Goodwill, net.......................................................................      61,566            64,976
Other Assets........................................................................      61,076            60,037
                                                                                        --------          --------
                                                                                        $660,468          $701,889
                                                                                        ========          ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Short-term notes payable..........................................................    $  1,379          $  4,609
  Current maturities of long-term debt..............................................       2,142             2,176
  Accounts payable..................................................................     103,639           102,066
  Accrued payrolls..................................................................      24,106            26,360
  Accrued expenses..................................................................      51,090            50,931
  Dividend payable..................................................................       2,847             2,845
                                                                                        --------          --------
   Total current liabilities........................................................     185,203           188,987
                                                                                        --------          --------
Long-term Debt, net of current maturities...........................................     164,890           190,522
Other Postretirement Benefits.......................................................      25,998            25,907
Deferred Income Taxes and Other Credits.............................................      36,827            35,978
Commitments and Contingent Liabilities (Note 3)
Shareholders' Equity:
  Serial preferred shares, without par value, authorized 6,000,000 voting
   and 6,000,000 non-voting shares, none issued.....................................          --                --
  Common shares, par value $1 per share; authorized 50,000,000 shares, issued and outstanding, 16,754,055 shares at September 30 and
   16,736,155 at June 30............................................................      16,754            16,736
  Paid-in capital...................................................................      96,234            96,237
  Retained earnings.................................................................     138,861           151,492
  Foreign currency translation adjustments..........................................        (818)             (496)
  Minimum pension liability.........................................................      (3,481)           (3,474)
                                                                                        --------          --------
   Total shareholders' equity.......................................................     247,550           260,495
                                                                                        --------          --------
                                                                                        $660,468          $701,889
                                                                                        ========          ========

               The accompanying notes are an integral part of these statements.

                                 THE STANDARD PRODUCTS COMPANY AND SUBSIDIARY COMPANIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       (UNAUDITED)
                                                 (THOUSANDS OF DOLLARS)


                                                                                      THREE MONTHS ENDED SEPT. 30,
                                                                                     -----------------------------
                                                                                        1995                1994
                                                                                     ---------           ---------
Net cash provided by (used for) operating activities:
  Net income (loss)...........................................................       $  (9,784)          $   2,898
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization...........................................          10,765              10,736
      Deferred taxes and other credits........................................             799               1,235
      Effect of changes in foreign currency...................................             605                (703)
      Other operating items...................................................           1,556                (653)
                                                                                     ---------           ---------
         Net cash provided by continuing operations...........................           3,941              13,513
                                                                                     ---------           ---------
Net cash provided by (used for) changes in operating assets and liabilities:
      Receivables (Note 4)....................................................          38,758             (12,575)
      Inventories.............................................................          (3,292)             (4,764)
      Accounts payable and accrued expenses...................................            (520)             (7,384)
      Other...................................................................          (1,462)              2,745
                                                                                     ---------           ---------
         Net cash used for changes in operating assets and liabilities .......          33,484             (21,978)
                                                                                     ---------           ---------
         Net cash provided by operating activities............................          37,425              (8,465)
                                                                                     ---------           ---------
Net cash used for investments:
  Purchase of property, plant and equipment, net..............................         (17,063)            (16,311)
  Investments in affiliates...................................................            (340)                  -
                                                                                     ---------           ---------
         Net cash used for investments........................................         (17,403)            (16,311)
                                                                                     ---------           ---------
Net cash provided by (used for) financing:
  Proceeds of long-term borrowings............................................          14,456              20,000
  Net increase (decrease) in short-term borrowings............................          (3,230)              8,126
  Repayment of long-term borrowings (Note 4)..................................         (40,131)               (213)
  Cash dividends..............................................................          (2,847)             (2,840)
                                                                                     ---------           ---------
         Net cash provided by financing.......................................         (31,752)             25,073
                                                                                     ---------           ---------
Effect of exchange rate changes on cash.......................................             192                (297)
                                                                                     ---------           ---------
Decrease in cash and cash equivalents.........................................         (11,538)                  -
Cash and cash equivalents at the beginning of the period......................          19,546                   -
                                                                                     ---------           ---------
Cash and cash equivalents at the end of the period............................       $   8,008           $       -
                                                                                     =========           =========
                                 The accompanying notes are an integral part of these statements.

             THE STANDARD PRODUCTS COMPANY AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1995

(1)      BASIS OF PRESENTATION

         The accompanying consolidated financial statements have been prepared by management and in the opinion of management, contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 1995 and June 30, 1995, and the results of its operations for the three months ended September 30, 1995 and 1994 and cash flows for the three months ended September 30, 1995 and 1994. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995. Results for interim periods are not necessarily indicative of those to be expected for the year.

(2)      INVENTORIES

         Inventories are stated at the lower of cost or market. The majority of domestic inventories are valued using the last-in, first-out (LIFO) method and the remaining inventories are valued using the first-in, first-out (FIFO) method. The major components of inventory are as follows:

                                                           Sept. 30, 1995    June 30, 1995
                                                           --------------    -------------
                                                              (Thousands of Dollars)
   Raw materials...........................................    $27,182          $25,726
   Work-in-process and finished goods................           45,568           43,732
                                                               -------          -------
        Totals.............................................    $72,750          $69,458
                                                               =======          =======

(3)      COMMITMENTS AND CONTINGENCIES

         At September 30, 1995, management believes that the Company was in compliance with its various financial covenants. Under the most restrictive covenants of the Company's various loan agreements, principally the Revolving Credit Agreement, $64,140,000 of retained earnings were not restricted at September 30, 1995 for the payment of dividends, and the ratio of current assets to current liabilities was in excess of the minimum requirement of 1.25 to 1. Management expects that the Company will remain in compliance with its financial covenants in all material respects through the period ending September 30, 1996.

         The Company and its subsidiaries are involved in certain legal actions and claims. In the opinion of management, any liability which may ultimately be incurred would not materially affect the financial position or results of operations of the Company.

(4)      ACCOUNTS RECEIVABLE SECURITIZATION

         In September 1995, the Company entered into an agreement to sell, on a revolving basis, an undivided interest in a designated pool of the Company's accounts receivable. Accordingly, the Company irrevocably and without recourse transferred all of its U.S. dollar denominated trade accounts receivable (principally representing amounts owed to the Company by original equipment customers in the U.S. automotive and related industries) to the Standard Products Funding Company (Funding Co.). The Funding Co. sold an interest in a portion of the receivables to the Clipper Receivables Corporation. The Funding Co. is permitted to receive advances of up to 84% of the receivables purchased up to $50,000,000. At September 30, 1995 the entire amount available has been advanced. The agreement expires in September 1998.

         The Company maintains an allowance for accounts receivable ($4,853,000 and $4,978,000 at September 30, 1995 and June 30, 1995, respectively) based on the expected collectibility of all trade accounts receivable, including receivables sold.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION

(1)      RESULTS OF OPERATIONS

         Sales for the first quarter of fiscal 1996 were $238,760,000, an increase of $17,833,000, or 8.1%, over the first quarter of fiscal 1995. The Company reported a net loss of $9,784,000, or .58 cents per share for this year's first quarter period. A year ago, the Company reported net income of $2,898,000, or .17 cents per share, for the first quarter of fiscal 1995.

         In the Transportation Equipment Segment, sales for the first quarter of 1996 were $207,392,000, an increase of 10.5% over the prior year first quarter period. In North America, sales of $126,400,000 for the fiscal 1996 first quarter were 8.8% ahead of the prior year. North American sales reflect the contribution of new business on new models for Ford's Taurus/Sable and Chrysler's minivan which were not in production for last year's first quarter period. These increases were reduced by production volume declines on existing carryover models.

         In Europe, Transportation Equipment Segment sales were $51,024,000, an increase of 8% over the prior year first quarter period. The weakened U.S. dollar in relation to European currencies accounted for the majority of the increase. New model startups caused the remainder of the increase net of volume declines of sales of parts for existing models. New vehicle sales declined during the first quarter period compared to the prior year, thereby affecting our European sales.

         The first quarter of fiscal 1996 also includes Itatiaia Standard sales of $6,682,000.

         At Holm Industries, Inc., the Company's subsidiary which supplies the appliance and building products industries, sales declined 4.9%. Appliance industry sales have declined from the strong levels of a year ago and Holm's sales have followed that trend.

         In the Tread Rubber Segment, sales declined 5.8% from the prior year first quarter period. This decline was caused by the Company's decision to exit the European market for tread rubber.

         Consolidated gross margin for the first quarter of fiscal 1995 was 3.9% compared to 9.8% a year ago. In North America and Europe, the Company experienced launch costs, including tooling, on new projects, primarily the Ford Taurus/Sable in North America and the Renault Laguna in Europe and these costs were in excess of launch costs recorded in last year's first quarter period. Research and development also increased over the prior year period in connection with development efforts related to future projects. Lastly, margins in the first quarter of fiscal 1996 reflect the higher material costs which the Company began to experience in fiscal 1995's third quarter.

         Selling, general and administrative expenses, were 7.2% of sales compared to 6.7% a year ago. The current fiscal year first quarter expenditures include the effect of the Itatiaia Standard acquisition plus the administrative expenses related to the start-up of the Company's new Brazilian subsidiary, Standard Products Brazil. In addition, in the first quarter of fiscal 1996, the Company entered an agreement for the sale of accounts receivable on a revolving basis. The administrative, legal and accounting expenses related to the beginning of this program as well as the discount on the sale were included in selling, general and administrative expenses.

         Net interest expense for the first quarter of fiscal 1996 was $3,733,000 compared to $2,948,000 a year ago. Net interest expense increased between years due primarily to a higher level of borrowed funds.

         Other income (expense) net was expense of $316,000 for the current year first quarter period compared to income of $360,000 a year ago. The variation between years related to the Company's joint venture, Nishikawa Standard (NSC). The current year period reflects the combined effects on NSC of a new product launch and new plant start up versus the prior year period which was absent similar activity.

         The provision for taxes on income reflects a lower than expected tax rate. In the current year quarter, the Company recorded the effect of an increase in the tax rates in France in accordance with recently enacted French legislation. Deferred and current tax accounts were adjusted accordingly. The earnings of the Company's subsidiary, Standard Products Limited (SPL), were tax impacted for the first time since 1991 since the remaining tax benefits of SPL's operating loss carryforward were recorded in fiscal 1995 in accordance with Financial Accounting Standard No. 109. In comparison to last year, the prior year first quarter period reflects tax benefits related to decision of the Company's subsidiary, Oliver Rubber Company, to exit the European market.

(2)      FINANCIAL CONDITION

         At September 30, 1995, the ratio of current assets to current liabilities was 1.41 to 1. Debt represented 40% of total capitalization and equity was 60%. Since June 30, 1995, debt to capitalization has improved reflecting the sale of accounts receivable and the use of proceeds to repay borrowings under the Company's Revolving Credit Agreement.

         For the first quarter, cash provided by operations, including the sale of accounts receivable amounted to $37,425,000. In addition to repaying borrowed funds, cash of $17,403,000 was used for capital additions and investments and dividends required $2,847,000. The Company anticipates that capital expenditures and investments for fiscal 1996 will be approximately $75,000,000.

         During the next five years, the Company believes that its cash requirements for working capital, capital expenditures, dividends, interest and debt repayments will be met through internally generated funds and utilization of available borrowing sources.

PART II.  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

           None.

ITEM 2.    CHANGES IN SECURITIES

           None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

           None.

ITEM 5.    OTHER INFORMATION

           None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (A)    EXHIBITS:

             Exhibit No.
           Under Reg. S-K       Form 10-Q
              Item 601         Exhibit No.         Description
           --------------      ----------- --------------------------
                27                 27      Financial Data Schedule

           (B)    REPORTS ON FORM 8-K:

           None.

                                   SIGNATURES


                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   THE STANDARD PRODUCTS COMPANY

           Dated:  November 10, 1995                  /s/                Donald R. Sheley, Jr.
                   -----------------                  -------------------------------------------------
                                                      Donald R. Sheley, Jr.
                                                      Vice President-Finance
                                                      Chief Financial Officer



                                                      /s/               Bernard J. Theisen
                                                      ------------------------------------------------
                                                      Bernard J. Theisen
                                                      Corporate Controller
                                                      Principal Accounting Officer