Form 10-Q
period 1995-12-31
STANDARD PRODUCTS CO
filed 1996-02-13
CIK 93448

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended DECEMBER 31, 1995

                                       OR

[X] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from ___________________ to __________________

                         Commission file number: 1-2917

                         THE STANDARD PRODUCTS COMPANY
             (Exact Name of Registrant as Specified in Its Charter)


            OHIO                                          34-0549970
(State or Other Jurisdiction of                         (IRS Employer
Incorporation or Organization)                          Identification No.)


                             2401 SOUTH GULLEY ROAD
                            DEARBORN, MICHIGAN 48124
               (Address of Principal Executive Offices)(Zip Code)


      Registrant's telephone number, including area code:  (313) 561-1100




     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes. [X] No. [ ]

THE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF FEBRUARY 10, 1996 WAS
                             16,754,555  SHARES.


================================================================================

                       This report consists of 10 pages.

                         THE STANDARD PRODUCTS COMPANY
                         QUARTERLY REPORT ON FORM 10-Q

                               TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION                                                                              PAGE
Item 1.   Financial Statements

          Consolidated Statements of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . .      3

          Consolidated Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      4

          Consolidated Statements of Cash Flows . . . . . . . . . . . . . . . . . . . . . . . . . . . .      5

          Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . .      6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations . . . .      7


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      9

Item 2.   Changes in Securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      9

Item 3.   Defaults upon Senior Securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      9

Item 4.   Submission of Matters to a Vote of Security-Holders . . . . . . . . . . . . . . . . . . . . .      9

Item 5.   Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      9

Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      9





SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      10




Unless otherwise indicated, references to "Company" mean The Standard Products Company and its subsidiaries and reference to a fiscal year means the Company's fiscal year ended June 30 of the same year (e.g., "fiscal 1996" refers to the period beginning July 1, 1995 and ending June 30, 1996).

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS



             THE STANDARD PRODUCTS COMPANY AND SUBSIDIARY COMPANIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE PERIODS ENDED DECEMBER 31,
                                  (UNAUDITED)
                   (THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)





                                                                  THREE MONTHS                    SIX MONTHS
                                                             ------------------------       ----------------------
                                                                1995          1994             1995          1994
                                                                ----          ----             ----          ----
 Net Sales..............................................      $264,747      $243,808         $503,507      $464,735

 Cost of Goods Sold:....................................
   Materials, wages and other manufacturing costs.......       232,441       209,022          452,219       400,906
   Research, engineering and development expenses.......        10,537         8,401           20,113        15,846
                                                              --------      --------         --------      --------
                                                               242,978       217,423          472,332       416,752
                                                              --------      --------         --------      --------

    Gross income........................................        21,769        26,385           31,175        47,983

 Rationalization of Business Units......................             -             -                -         2,309
 Selling, General and Administrative Expenses ..........        16,749        14,711           33,892        29,459
                                                              --------      --------         --------      --------
                                                                 5,020        11,674           (2,717)       16,215
                                                              --------      --------         --------      --------
 Other (Income) Expense:
   Royalty and dividend income..........................          (121)          (26)            (240)         (318)
   Net interest expense.................................         3,064         3,118            6,797         6,066
   Other, net...........................................           (69)          313              366           245
                                                               -------       --------         --------      --------

                                                                (2,874)       (3,405)          (6,923)       (5,993)
                                                               -------       -------          -------       -------

 Income (Loss) before Taxes on Income...................         2,146         8,269           (9,640)       10,222
 Provision for Taxes on Income..........................           601         2,938           (1,402)        1,993
                                                              --------      --------          -------      --------

   Net Income (Loss)....................................        $1,545        $5,331          $(8,238)       $8,229
                                                              ========      ========          =======      ========

 Earnings Per Common Share .............................         $0.09         $0.32           $(0.49)        $0.49
                                                              ========      ========          =======      ========

 Weighted average shares outstanding (in thousands).....        16,755        16,710           16,750        16,698
                                                                ======        ======           ======        ======

 Dividends declared per share...........................         $0.17         $0.17            $0.34         $0.34
                                                                 =====         =====            =====         =====

        The accompanying notes are an integral part of these statements.

             THE STANDARD PRODUCTS COMPANY AND SUBSIDIARY COMPANIES
                          CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)

                                                                                (UNAUDITED)
                                                                               DECEMBER 31,            JUNE 30,
                                                                                   1995                  1995
                                                                               ------------        -----------
 ASSETS

 Current Assets:
   Cash and cash equivalents...............................................        $  12,134        $  19,546
   Receivables, less allowances of $5,250 at December 31 and
      $4,978 at June 30 (Note 4)...........................................          148,255          196,613
   Inventories.............................................................           69,956           69,458
   Prepaid insurance, taxes, etc...........................................           24,322           21,820
                                                                                ------------      -----------
         Total current assets .............................................          254,667          307,437
                                                                                ------------      -----------

Property, Plant and Equipment, at cost....................................          529,917          489,534
Less - Accumulated depreciation .........................................         (240,693)        (220,095)
                                                                                ------------      -----------
                                                                                     289,224          269,439

Goodwill, net ............................................................           63,672           64,976
Other Assets..............................................................           52,154           60,037
                                                                                ------------      -----------
                                                                                    $659,717         $701,889
                                                                                ============      ===========
LIABILITIES AND SHAREHOLDER'S EQUITY

Current Liabilities:
Short-term notes payable ................................................         $  2,321          $ 4,609
Current maturities of long-term debt.....................................            2,137            2,176
Accounts payable.........................................................          101,239          102,066
Accrued payrolls.........................................................           24,039           26,360
Accrued expenses.........................................................           54,532           50,931
Dividend payable.........................................................            2,848            2,845
                                                                                ------------      -----------

Total current liabilities                                                         187,116          188,987
                                                                                ------------      -----------

Long-term Debt, net of current maturities................................          166,664          190,522

Other Postretirement Benefits............................................           26,038           25,907

Deferred Income Taxes and Other Credits..................................           35,827           35,978


Commitments and Contingent Liabilities (Note 3)..........................
Shareholders' Equity:
Serial preferred shares, without par value, authorized 6,000,000 voting
     and 6,000,000 non-voting shares, none issued .......................               -               -

Common shares, par value $1 per share; authorized 50,000,000 shares, issued and outstanding, 16,754,555 shares at December 31 and
16,736,155 at June 30....................................................            16,755           16,736
Paid-in capital..........................................................            96,238           96,237
Retained earnings........................................................           137,555          151,492
Foreign currency translation adjustments.................................            (3,003)            (496)
Minimum pension liability................................................            (3,473)          (3,474)
                                                                                ------------      -----------
Total shareholders' equity...............................................           244,072          260,495
                                                                                ------------      -----------
                                                                                    $659,717         $701,889
                                                                                ============      ===========

        The accompanying notes are an integral part of these statements.

             THE STANDARD PRODUCTS COMPANY AND SUBSIDIARY COMPANIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                             (THOUSANDS OF DOLLARS)

                                                                                 SIX MONTHS ENDED DECEMBER 31,
                                                                                 -------------------------------
                                                                                    1995                 1994
                                                                                 ----------           ----------
 Net cash provided by (used for) operating activities:
 Net income (loss) ...................................................              ($8,238)             $8,229
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization .....................................               26,067              21,846
   Deferred taxes and other credits...................................                 (221)             (2,833)
   Effect of changes in foreign currency .............................               (2,587)               (934)
   Other operating items..............................................                 (328)             (2,986)
                                                                                      -----             -------

        Net cash provided by operations ..............................               14,693              23,322
                                                                                     ------              ------

 Net cash provided by (used for) changes in operating assets and liabilities:
    Receivables (Note 4) .............................................               48,040               3,331
    Inventories.......................................................                 (498)             (6,807)
    Accounts payable and accrued expenses ............................               (2,183)            (10,114)
    Other.............................................................                  456               3,085
                                                                                        ---               -----
    Net cash provided by (used for) changes in operating assets and
             liabilities..............................................               45,815             (10,505)
                                                                                     ------            --------
        Net cash provided by operating activities.....................               60,508              12,817
                                                                                     ------            --------
 Net cash used for investments:

   Purchase of property, plant and equipment, net ....................              (36,373)            (32,895)
                                                                                    -------            --------
     Net cash used for investments....................................              (36,373)            (32,895)
                                                                                    -------            --------
 Net cash provided by (used for) financing:
   Proceeds of long-term borrowings...................................               27,218              25,000
   Repayment of long-term borrowings (Note 4).........................              (51,110)             (1,549)
   Net increase (decrease) in short-term borrowings...................               (2,288)              8,818
   Cash dividends.....................................................               (5,697)             (5,681)
                                                                                     ------             -------
     Net cash provided by (used for) financing........................              (31,877)             26,588
                                                                                     ------             -------
 Effect of exchange rate changes on cash..............................                  330                (222)
                                                                                     ------             -------

 Increase (decrease) in cash and cash equivalents.....................               (7,412)              6,288

 Cash and cash equivalents at the beginning of the period.............               19,546                   -
                                                                                     ------              ------

 Cash and cash equivalents at the end of the period...................              $12,134              $6,288
                                                                                    =======              ======

        The accompanying notes are an integral part of these statements.

             THE STANDARD PRODUCTS COMPANY AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1995
                            (AMOUNTS IN THOUSANDS)
                           ________________________



(1) BASIS OF PRESENTATION

    The accompanying consolidated financial statements have been prepared by management and, in the opinion of management, contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of December 31, 1995 and June 30, 1995, and the results of its operations for the three and six months ended December 31, 1995 and 1994 and cash flows for the six months ended December
31, 1995 and 1994. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995. Results for interim periods are not necessarily indicative of those to be expected for the fiscal year.

(2) INVENTORIES

    Inventories are stated at the lower of cost or market. The majority of domestic inventories are valued using the last-in, first-out (LIFO) method and the remaining inventories are valued using the first-in, first-out (FIFO) method. The major components of inventory are as follows:


                                                                   December 31, 1995         June 30, 1995
                                                                   -----------------         -------------
    Raw materials  . . . . . . . . . . . . . . . . . . . . .            $25,445                 $25,726
    Work-in-process and finished goods . . . . . . . . . . .             44,511                  43,732
                                                                        -------                 -------

      Totals . . . . . . . . . . . . . . . . . . . . . . . .            $69,956                 $69,458
                                                                        =======                 =======

(3) COMMITMENTS AND CONTINGENCIES

    At December 31, 1995, management believes that the Company was in compliance with its various financial covenants. Under the most restrictive covenants of the Company's various loan agreements, principally the Revolving Credit Agreement, $54,340 of retained earnings were not restricted at December 31, 1995 for the payment of dividends, and the ratio of current assets to current liabilities was in excess of the minimum requirement of 1.25 to 1. Management expects that the Company will remain in compliance with its financial covenants in all material respects through the period ending December 31, 1996.

    The Company and its subsidiaries are involved in certain legal actions and claims. In the opinion of management, any liability which may ultimately be incurred would not materially affect the financial position or results of operations of the Company.

(4) ACCOUNTS RECEIVABLE SECURITIZATION

        In September 1995, the Company and certain of its U.S. subsidiaries entered into an agreement to sell, on a revolving basis, all of their accounts receivable to The Standard Products Funding Corporation (Funding Co), a wholly owned subsidiary of the Company. Accordingly, the Company and its subsidiaries, irrevocably and without recourse, transferred all of their U.S. dollar denominated trade accounts receivable (principally representing, in the case of the Company, amounts owed by original equipment customers in the U.S. automotive and related industries) to the Funding Co. The Funding Co. has sold and, subject to certain conditions, may from time to time sell an undivided interest in those receivables to the Clipper Receivables Corporation. The Funding Co. is permitted to receive advances of up to $50,000 for the sale of such undivided interest. At December 31, 1995, $50,000 has been advanced. Unless extended by amendment, the agreement expires in September 1998.

        The Company maintains an allowance for doubtful accounts receivable ($5,250 and $4,978 at December 31, 1995 and June 30, 1995 respectively) based on the expected collectibility of all trade accounts receivable, including receivables sold.

(5)      IMPACT OF NEW ACCOUNTING STANDARDS

The Financial Accounting Standards Board has issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and SFAS No. 123, "Accounting for Stock-Based Compensation." Management is currently evaluating the impact, if any, the adoption of SFAS No. 121 and SFAS No. 123 will have on the financial statements. Management expects
to adopt SFAS   No. 121 and SFAS No. 123 when practical, but no later than the first quarter of fiscal 1997.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION

(1)      RESULTS OF OPERATIONS

           Net sales for the second quarter of fiscal 1996 increased 8.6% to $264.7 million from $243.8 million the same period a year ago. Net income for the second quarter was $1.5 million or $0.09 per share, compared to $5.3 million or $0.32 a share in the last year's second quarter. For the first half of fiscal 1996, net sales amounted to $503.5 million versus $464.7 million in last year's first half period. The net loss for fiscal 1996's first half was $8.2 million or $0.49 a share, compared to net income of $8.2 million or $0.49 a share for last year's first half period.

           Second quarter sales of the Transportation Equipment Segment were $235.0 million, an increase of 10.9% over the sales of the fiscal 1995 second quarter. In North America, second quarter sales were $147.3 million, increasing 10.4% or $14.1 million since last year. This year over year increase relates primarily to the Chrysler minivans and Cirrus/Stratus programs as well as increases in the Ford Crown Victoria/Mercury Grand Marquis.

           Management believes that during the second quarter of fiscal 1996 car and light truck production in North American decreased 4.8% over the comparable period of last year. For the first half of fiscal 1996, North American car and light truck production was down 4.3% compared with the same period in fiscal 1995. While production decreased during the periods, the Company experienced increased sales due to increased content and volumes on the Chrysler minivans and increased volumes on particular platforms, such as the Ford Crown Victoria/Mercury Grand Marquis.

           In Europe, sales of $60.1 million in the second quarter of fiscal 1996 were 5.1% ahead of last year's second quarter and were the result of increased volume in the United Kingdom (3.0%) and currency changes in France (2.1%).

           Consolidated second quarter sales include $6.9 million from Itatiaia Standard. This entity was not consolidated in the prior year period because ownership was only 20%. The Company increased its ownership percentage to 100% in late May 1995.

           At Holm Industries, Inc., the Company's subsidiary that supplies the appliance and building products industries, sales decreased during the second quarter of fiscal 1996 when compared to the prior year period by 2.9% or $0.6 million. Appliance production was reduced from record levels a year ago.

           For the first half of fiscal 1996, sales of the Transportation Equipment Segment were $442.4 million or 10.7% ahead of the prior year period. In North America, this year's first half began slowly with the launches of certain key new vehicle programs, principally the Ford Taurus/Sable and the Plymouth Voyager and Dodge Caravan minivans. After an initial slow launch, the Chrysler minivans have been selling extremely well. Through December 1995, production of the Taurus/Sable platform was down over 10.0% from prior year levels. European sales increases of 6.4% were attributable to increased volumes in the United Kingdom and to currency changes in France.

           Consolidated sales for the first half of fiscal 1996 include $13.6 million of sales from Itatiaia Standard. This entity was not consolidated in fiscal 1995. The Company increased its ownership percentage to 100% in late May 1995.

           In the Company's Tread Rubber Segment, net sales decreased 8.3% from prior year levels to $29.8 million for the fiscal 1996 second quarter. The majority of the overall sales decline in this segment is attributable to the Company's previously announced departure from the European market. Tread Rubber Segment sales during the first half of fiscal 1996 declined from the same period of the prior year by 6.5% with the North American market behind the previous year by 1.2%.

           Consolidated gross margin in the second quarter of fiscal 1996 was 8.2% compared to 10.8% a year ago. For the first half period of fiscal 1996, consolidated gross margins were 6.2% versus 10.3% last year. During the second quarter, Transportation Segment margins strengthened based upon sales volume gains in North America, reductions in launch costs associated with certain large programs, and declines in some raw material costs. These gains in the second quarter were not enough to compensate for excessive launch costs incurred in the first quarter. Therefore, first half margins remain depressed compared to prior year periods. In addition, research, engineering and development expenses increased substantially due to new programs for customers such as the Fiat 178 program in France and other internal programs related to global equipment and tooling standardization.

           Selling, general and administrative expenses represented 6.3% of net sales for the second quarter of fiscal 1996, up from 6.0% a year ago. For the first half of fiscal 1996, selling, general and administrative expenses were 6.7% versus 6.3% in the prior year first half. These increases relate to the addition of Itatiaia Standard and the new Brazilian plant which has not commenced commercial production.

           Net interest expense for the second quarter of fiscal year 1996 decreased slightly over the prior year. This was attributable to lower interest rates and interest income earned on unexpended funds from Brazil.

           The company's effective tax rate for the second quarter of fiscal 1996 was 28.0% compared to 35.5% in the prior year period. The Company's decreased rate is the result of tax credits generated in France during the second quarter that were not present in fiscal 1995's second quarter. These credits arise from increased research and development expenses incurred in that country.



(2) FINANCIAL CONDITION

         At December 31, 1995 the ratio of current assets to current liabilities was 1.36 to 1. Debt represented 41.2% of total capitalization at December 31, 1995. Since June 30, 1995, debt to capitalization has improved reflecting the use of proceeds from the sale of accounts receivable to repay borrowings under the Company's Revolving Credit Agreement.

         Additions to property, plant and equipment during the first half of fiscal 1996 were $36.1 million. The Company believes that total capital expenditures and investments for the year will be approximately $75.0 million. Dividends paid through December 31, 1995 totaled $5.7 million. No changes to the Company's dividend policy are expected in the near future.

PART II.  OTHER INFORMATION

Item 1.      Legal Proceedings

             None.

Item 2.      Changes in Securities

             None.

Item 3.      Defaults upon Senior Securities

             None.

Item 4.      Submission of Matters to a Vote of Security-Holders
             No response required pursuant to instructions 2, 3 and 4 of
             Item 4.

Item 5.      Other Information

             None.

Item 6.      Exhibits and Reports on Form 8-K

             (a)    Exhibits

             Exhibit No.
             Under Reg. S-K       Form 10-Q
                 Item 601         Exhibit No.            Description
                 --------         ----------             -----------
                   10                10a           Receivables Purchase Agreement dated as of September 22, 1995 among the Standard Products Funding Corporation as seller
                                                   and the Standard Products Company as initial Master Servicer and Clipper Receivables Corporation as Purchaser and State
                                                   Street Boston Capital Corporation as a Administrator
                                                   and National City Bank as Relationship Bank.

                   10                10b           Purchase and sale agreement dated as of September 22, 1995 among The Standard Products Company, as Originator and
                                                   Master Servicer, S Rubber Corporation, Oliver Rubber Company,
                                                   and Holm Industries, Inc. as Originators and Servicers,
                                                   and The Standard Products Funding Corporation, as the
                                                   Initial Purchaser.

                   27                27            Financial Data Schedule




             (b) Reports on Form 8-K

             None.

                                   SIGNATURES

                 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     THE STANDARD PRODUCTS COMPANY




Dated:                     by        /s/ Donald R. Sheley, Jr.
                                -----------------------------------------------
                                         Donald R. Sheley, Jr.
                                Vice President Chief Financial Officer

                                         /s/ Bernard J. Theisen
                                -----------------------------------------------
                                             Bernard J. Theisen
                                            Corporate Controller
                                        Principal Accounting Officer