Form 10-Q
period 1996-03-31
STANDARD PRODUCTS CO
filed 1996-05-15
CIK 93448

===============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 1996

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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




     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes. |X|
                                           No. | |

     THE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF MAY 10, 1996 WAS 16,779,633 SHARES.

===============================================================================
                        This report consists of 10 pages

                          THE STANDARD PRODUCTS COMPANY
                          QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION                                                                                 PAGE

Item 1.   Financial Statements

          Consolidated Statements of Operations..............................................................   3

          Consolidated Balance Sheets........................................................................   4

          Consolidated Statements of Cash Flows..............................................................   5

          Notes to Consolidated Financial Statements.........................................................   6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations..............   7


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings..................................................................................   9

Item 2.   Changes in Securities..............................................................................   9

Item 3.   Defaults upon Senior Securities....................................................................   9

Item 4.   Submission of Matters to a Vote of Security-Holders................................................   9

Item 5.   Other Information..................................................................................   9

Item 6.   Exhibits and Reports on Form 8-K...................................................................   9






SIGNATURES    ...............................................................................................  10










Unless otherwise indicated, references to "Company" mean The Standard Products Company and its subsidiaries and reference to a fiscal year means the Company's fiscal year ended June 30 of the same year (e.g., "fiscal 1996" refers to the period beginning July 1, 1995 and ending June 30, 1996).

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS



             THE STANDARD PRODUCTS COMPANY AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         FOR THE PERIODS ENDED MARCH 31,
                                   (UNAUDITED)
                    (THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)





                                                                                      THREE MONTHS            NINE MONTHS
                                                                                ----------------------   -----------------------
                                                                                   1996         1995         1996        1995
                                                                                   ----         ----         ----        ----

Net Sales ...................................................................   $ 277,274    $ 265,013    $ 780,781    $ 729,748

Cost of Goods Sold:
   Materials, wages and other manufacturing costs ...........................     233,046      229,277      685,265      630,183
   Research, engineering and development expenses ...........................      10,349        9,721       30,462       25,567
                                                                                ---------    ---------    ---------    ---------
                                                                                  243,395      238,998      715,727      655,750
                                                                                ---------    ---------    ---------    ---------

     Gross income ...........................................................      33,879       26,015       65,054       73,998

Selling, General and Administrative Expenses ................................      19,290       15,135       53,181       44,594
                                                                                ---------    ---------    ---------    ---------
                                                                                   14,589       10,880       11,873       29,404
                                                                                ---------    ---------    ---------    ---------
Other (Income) Expense:
   Royalty and dividend income ..............................................        (318)        (405)        (557)        (723)
   Net interest expense .....................................................       3,155        3,347        9,952        9,413
   Other, net ...............................................................        (390)        (836)         (23)       1,718
                                                                                ---------    ---------    ---------    ---------

                                                                                    2,447        2,106        9,372       10,408
                                                                                ---------    ---------    ---------    ---------

Income before Taxes on Income ...............................................      12,142        8,774        2,501       18,996
Provision for Taxes on Income ...............................................       4,859        1,923        3,457        3,916
                                                                                ---------    ---------    ---------    ---------
   Net Income (Loss) ........................................................   $   7,283    $   6,851    $    (956)   $  15,080
                                                                                =========    =========    =========    =========


Earnings (Loss) Per Common Share ............................................   $    0.43    $    0.41    $   (0.06)   $    0.90
                                                                                =========    =========    =========    =========

Weighted average shares outstanding (in thousands) ..........................      16,755       16,720       16,752       16,705
                                                                                =========    =========    =========    =========

Dividends declared per share ................................................   $    0.17    $    0.17    $    0.51    $    0.51
                                                                                =========    =========    =========    =========

        The accompanying notes are an integral part of these statements.

             THE STANDARD PRODUCTS COMPANY AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)

                                                                            (UNAUDITED)
                                                                              MARCH 31,    JUNE 30,
                                                                               1996          1995
                                                                             ---------    ---------
ASSETS
Current Assets:
   Cash and cash equivalents .............................................   $   5,496    $  19,546

   Receivables, less allowances of $5,314 at March 31 and
     $4,978 at June 30 (Note 4) ..........................................     146,784      196,613
    Inventories ..........................................................      71,185       69,458
    Prepaid insurance, taxes, etc ........................................      24,329       21,820
                                                                             ---------    ---------
          Total current assets ...........................................     247,794      307,437
                                                                             ---------    ---------

Property, Plant and Equipment, at cost ...................................     538,779      489,534
  Less - Accumulated depreciation ........................................    (251,025)    (220,095)
                                                                             ---------    ---------
                                                                               287,754      269,439

Goodwill, net ............................................................      62,539       64,976
Other Assets .............................................................      57,063       60,037
                                                                             ---------    ---------

                                                                             $ 655,150    $ 701,889
                                                                             =========    =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Short-term notes payable ...............................................   $   2,285    $   4,609
  Current maturities of long-term debt ...................................       2,561        2,176
  Accounts payable .......................................................      90,627      102,066
  Accrued payrolls .......................................................      26,802       26,360
  Accrued expenses .......................................................      63,467       50,931
  Dividend payable .......................................................       2,849        2,845
                                                                             ---------    ---------
   Total current liabilities .............................................     188,591      188,987
                                                                             ---------    ---------

Long-term Debt, net of current maturities ................................     158,281      190,522

Other Postretirement Benefits ............................................      26,115       25,907

Deferred Income Taxes and Other Credits ..................................      34,966       35,978

Shareholders' Equity:
   Serial preferred shares, without par value, authorized 6,000,000 voting
     and 6,000,000 non-voting shares, none issued ........................        --           --
   Common shares, par value $1 per share; authorized 50,000,000 shares, issued and outstanding, 16,761,572 shares at March 31 and
     16,736,155 at June 30 ...............................................      16,762       16,736
   Paid-in capital .......................................................      96,295       96,237
   Retained earnings .....................................................     141,990      151,492
   Foreign currency translation adjustments ..............................      (4,376)        (496)
   Minimum pension liability .............................................      (3,474)      (3,474)
                                                                             ---------    ---------
    Total shareholders' equity ...........................................     247,197      260,495
                                                                             ---------    ---------
                                                                             $ 655,150    $ 701,889
                                                                             =========    =========

        The accompanying notes are an integral part of these statements.

             THE STANDARD PRODUCTS COMPANY AND SUBSIDIARY COMPANIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                             (THOUSANDS OF DOLLARS)



                                                                                              NINE MONTHS ENDED MARCH 31,
                                                                                              ---------------------------
                                                                                                   1996       1995
                                                                                                 --------    --------
Net cash provided by (used for) operating activities:
Net income (loss) ............................................................................   ($   956)   $ 15,080

Adjustments to reconcile net income to net cash provided by (used for) operating activities:
   Depreciation and amortization .............................................................     39,167      33,888
   Deferred taxes and other credits ..........................................................     (1,178)     (3,798)
   Effect of changes in foreign currency .....................................................       (240)     (8,190)
   Other operating items .....................................................................     (5,532)     (6,793)
                                                                                                 --------    --------
       Net cash provided by operations .......................................................     31,261      30,187
                                                                                                 --------    --------

Net cash provided by (used for) changes in operating assets and liabilities:
   Receivables (Note 4) .....................................................................      52,162      (4,368)
   Inventories ..............................................................................      (1,727)    (15,772)
   Accounts payable and accrued expenses ....................................................       1,543       4,396
   Other ....................................................................................     (2,509)      3,278
                                                                                                 --------    --------
   Net cash provided by (used for) changes in operating assets and liabilities .............       49,469     (12,466)
                                                                                                 --------    --------
           Net cash provided by operating activities .........................................     80,730      17,721
                                                                                                 --------    --------

Net cash used for investments:
   Purchase of property, plant and equipment, net ............................................    (52,481)    (47,882)
   Investment in affiliates and nonconsolidated entities .....................................       (266)     (1,937)
                                                                                                 --------    --------
       Net cash used for investments .........................................................    (52,747)    (49,819)
                                                                                                 --------    --------

Net cash provided by (used for) financing:
   Proceeds of long-term borrowings ..........................................................     38,862      40,000
   Repayment of long-term borrowings (Note 4) ................................................    (69,413)      6,667
   Net decrease in short-term borrowings .....................................................     (3,448)     (1,626)
   Cash dividends ............................................................................     (8,546)     (8,599)
                                                                                                 --------    --------
       Net cash provided by (used for) financing .............................................    (42,545)     36,442
                                                                                                 --------    --------

Effect of exchange rate changes on cash ......................................................        512       3,537
                                                                                                 --------    --------

Increase (decrease) in cash and cash equivalents .............................................    (14,050)      7,881

Cash and cash equivalents at the beginning of the period .....................................     19,546        --
                                                                                                 --------    --------



Cash and cash equivalents at the end of the period ...........................................   $  5,496    $  7,881
                                                                                                 ========    ========



        The accompanying notes are an integral part of these statements.

             THE STANDARD PRODUCTS COMPANY AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1996

                             (AMOUNTS IN THOUSANDS)

                         ------------------------------





(1)  BASIS OF PRESENTATION

     The accompanying consolidated financial statements have been prepared by management and, in the opinion of management, contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 1996 and June 30, 1995, and the results of its operations for the three and nine months ended March 31, 1996 and 1995 and cash flows for the nine months ended March 31, 1996 and 1995. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995. Results for interim periods are not necessarily indicative of those to be expected for the fiscal year.



(2)  INVENTORIES

     Inventories are stated at the lower of cost or market. The majority of domestic inventories are valued using the last-in, first-out (LIFO) method and the remaining inventories are valued using the first-in, first-out (FIFO) method. The major components of inventory are as follows:

                                                                       March 31, 1996           June 30, 1995
                                                                       --------------           -------------
     Raw materials.............................................            $26,240                  $25,726
     Work-in-process and finished goods........................             44,945                   43,732
                                                                           -------                  -------
         Totals................................................            $71,185                  $69,458
                                                                           =======                  =======

(3)  COMMITMENTS AND CONTINGENCIES

     At March 31, 1996, management believes that the Company was in compliance with its various financial covenants. Under the most restrictive covenants of the Company's various loan agreements, principally the Revolving Credit Agreement, $59,732 of retained earnings were not restricted at March 31, 1996 for the payment of dividends, and the ratio of current assets to current liabilities was in excess of the minimum requirement of 1.25 to 1. Management expects that the Company will remain in compliance with its financial covenants in all material respects through the period ending March 31, 1997.


     The Company and its subsidiaries are involved in certain legal actions and claims. In the opinion of management, any liability which may ultimately be incurred would not materially affect the financial position or results of operations of the Company.

(4)  ACCOUNTS RECEIVABLE SECURITIZATION

         In September 1995, the Company and certain of its U.S. subsidiaries entered into an agreement to sell, on a revolving basis, all of their accounts receivable to The Standard Products Funding Corporation (Funding Co.), a wholly owned subsidiary of the Company. Accordingly, the Company and its subsidiaries, irrevocably and without recourse, transferred all of their U.S. dollar denominated trade accounts receivable (principally representing, in the case of the Company, amounts owed by original equipment customers in the U.S. automotive and related industries to the Funding Co.). The Funding Co. has sold and, subject to certain conditions, may from time to time sell an undivided interest in those receivables to the Clipper Receivables Corporation. The Funding Co. is permitted to receive advances of up to $50,000 for the sale of such undivided interest. At March 31, 1996, $50,000 has been advanced. Unless extended by amendment, the agreement expires in September 1998.

         The Company maintains an allowance for doubtful accounts receivable ($5,314 and $4,978 at March 31, 1996 and June 30, 1995 respectively) based on the expected collectibility of all trade accounts receivable, including receivables sold.

(5)  INTEREST RATE SWAP

         Interest rate swap agreements are utilized by the Company to convert certain floating rate debt instruments into fixed rate debt. On March 20, 1996 the Company entered into an interest rate swap agreement which terminates in March 1999. The agreement requires the Company to pay interest, on a quarterly basis, at a rate of 5.805% on $20 million of debt. The counter party will pay interest to the Company on the same $20 million in debt at the three month LIBOR. The Company uses the settlement method of accounting for interest rate swaps.

(6)  IMPACT OF NEW ACCOUNTING STANDARDS

     The Financial Accounting Standards Board has issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of," and SFAS No. 123, "Accounting for Stock-Based Compensation." Management is currently evaluating the impact, if any, the adoption of SFAS No. 121 and SFAS No. 123 and will make a determination with respect to the same no later than the first quarter of fiscal 1997.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION

(1)      RESULTS OF OPERATIONS

           Net sales for the third quarter of fiscal 1996 increased 4.6% to $277.3 million from $265.0 million the same period a year ago. Net income for the third quarter was $7.3 million or $0.43 per share, compared to $6.9 million or $0.41 a share in the last year's third quarter. For the first nine months of fiscal 1996, net sales amounted to $780.8 million versus $729.7 million in last year's period. The net loss for fiscal 1996's first nine months was $1.0 million or $0.06 a share, compared to net income of $15.1 million or $0.90 a share for last year's first nine months.

           Third quarter sales of the Transportation Equipment Segment were $244.0 million, an increase of 4.0% over the sales of the fiscal 1995 third quarter. In North America, third quarter sales were $147.7 million, increasing 4.0% or $5.7 million since last year. Management believes that during the third quarter of fiscal 1996 passenger car production in North American decreased more than 20% over the comparable period of last year, and that for the first nine months of fiscal 1996, North American car and light truck production was down over 7.0% compared with the same period in fiscal 1995. While production decreased during the periods, the Company experienced increased sales due to increased content and volumes on the Chrysler minivans and Jeep Grand Cherokee Models.

           In Europe, sales of $64.7 million in the third quarter of fiscal 1996 were 4.1% behind of last year's third quarter and were the result of decreased volume in the United Kingdom and France.

           Consolidated third quarter sales include $7.4 million from the Company's wholly owned subsidiaries in Brazil. These sales included the first production shipments from our new plant in Varginha. In the third quarter of fiscal 1995, the new plant was still under construction and our ownership in Itatiaia Standard was only 20% and not consolidated.

           At Holm Industries, Inc., the Company's subsidiary that supplies the appliance and building products industries, sales decreased during the third quarter of fiscal 1996 when compared to the prior year period by 3.9% or $1.0 million. Appliance production continues to lag behind record levels of a year ago.

           For the first nine months of fiscal 1996, sales of the Transportation Equipment Segment were $686.4 million or 8.2% ahead of the prior year period.
In North America, this year's first nine months began slowly with the launches of certain key new vehicle programs, principally the Ford Taurus/Sable and the Plymouth Voyager and Dodge Caravan minivans. After an initial slow launch, the Chrysler minivans have been selling extremely well. From July 1, 1995 through

March 31, 1996, management believes production of the Taurus/Sable platform was down over 15.0% from the levels produced during July 1, 1994 to March 31, 1995. European sales increases of 2.3% primarily related to currency changes in the United Kingdom.

           Consolidated sales for the first nine months of fiscal 1996 include $21.0 million of sales from the Company's Brazilian subsidiaries. As mentioned above, these amounts were not consolidated during fiscal 1995.

           In the Company's Tread Rubber Segment, net sales increased 9.4% from prior year levels to $33.2 million for the fiscal 1996 third quarter. This is the result of new business coming on line from the previously announced deal with Treadco, Inc. offset by this segment's departure from the European market. Tread Rubber Segment sales during the first nine months of fiscal 1996 declined from the same period of the prior year by 1.3% with the North American market ahead of the previous year by 3.6%.

           Consolidated gross margin in the third quarter of fiscal 1996 was 12.2% compared to 9.8% a year ago. For the first nine months of fiscal 1996, consolidated gross margins were 8.3% versus 10.1% last year. During the third quarter, Transportation Segment margins continued to improve due to improved sales volumes in North America and the positive effects of cost reduction programs in the plants. Raw material costs have remained flat in comparison to the second quarter of fiscal 1996. Last year's third quarter and fourth quarter reflected large amounts of launch costs not incurred this year. The improvements in the margin during the third quarter were still not enough to offset the effects of heavy launch costs in the first and second quarter. Therefore, gross margin through the first nine months of fiscal 1996 remains behind 1995 levels for the same period.

           Selling, general and administrative expenses represented 7.0% of net sales for the third quarter of fiscal 1996, up from 5.7% a year ago. For the first nine months of fiscal 1996, selling, general and administrative expenses were 6.8% versus 6.1% in the prior year period. These increases relate to the addition of Itatiaia Standard and the new Brazilian plant which has not commenced commercial production, as well as expenses related to the Company's sale of receivables.

           Net interest expense for the third quarter of fiscal year 1996 decreased slightly over the prior year. This was attributable to using the proceeds from the sale of receivables to pay down outstanding debt and lower rates compared with the prior year, partially offset by increased borrowings for capital investments.

           The Company's effective tax rate for the third quarter of fiscal 1996 was 40.0% compared to 21.9% in the prior year period. The Company's increased rate from 1995 to 1996 is the result of two factors. First, in the third quarter of fiscal 1995, the Company utilized net operating loss carryforwards in the United Kingdom. In addition, the Company generated net operating losses in Brazil in the third quarter of fiscal 1996 that were not present in fiscal 1995.

(2) FINANCIAL CONDITION

           At March 31, 1996 the ratio of current assets to current liabilities was 1.31 to 1. Debt represented 39.8% of total capitalization at March 31, 1996. Since June 30, 1995, debt to capitalization has improved reflecting the use of proceeds from the sale of accounts receivable to repay borrowings under the Company's Revolving Credit Agreement.

           Additions to property, plant and equipment during the first nine months of fiscal 1996 were $52.5 million. The Company believes that total capital expenditures and investments for the year will be approximately $75.0 million. Dividends paid through March 31, 1996 totaled $8.5 million. No changes to the Company's dividend policy are expected in the near future.

         During the third quarter, the Company entered into an interest rate swap agreement related to $20.0 million of floating rate debt. This agreement effectively converts the floating rate debt to a fixed rate through March 1999. Management believes this was an advantageous time to fix a portion of the Company's interest expense.

                           PART II. OTHER INFORMATION

Item 1.       Legal Proceedings

              None.

Item 2.       Changes in Securities

              None.

Item 3.       Defaults upon Senior Securities

              None.

Item 4.       Submission of Matters to a Vote of Security-Holders

              No response required pursuant to instructions 2, 3, and 4 of item 4.

Item 5.       Other Information

              None.

Item 6.       Exhibits and Reports on Form 8-K

              (a)   Exhibits

              Exhibit No.
              Under Reg. S-K       Form 10-Q
              Item 601             Exhibit No.  Description
              --------             -----------  -----------

                 27                   27        Financial Data Schedule


              (b) Reports on Form 8-K

              None.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        THE STANDARD PRODUCTS COMPANY




       Dated:  May 15, 1996        by  /s/ Donald R. Sheley, Jr.
                                     --------------------------------
                                           Donald R. Sheley, Jr.
                                      Vice President -- Chief Financial Officer


                                       /s/ Bernard J. Theisen
                                     --------------------------------
                                           Bernard J. Theisen
                                          Corporate Controller
                                       Principal Accounting Officer