Form 10-K
period 1996-06-30
STANDARD PRODUCTS CO
filed 1996-09-27
CIK 93448

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                    THE SECURITIES AND EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 1996            Commission File Number 1-2917

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

          Securities Registered Pursuant to Section 12(b) of the Act:

                                                NAME OF EACH EXCHANGE
          TITLE OF EACH CLASS                    ON WHICH REGISTERED
          -------------------                  -----------------------
      Common Shares, $1 Par Value              New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes /X/     No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The aggregate market value of voting stock held by non-affiliates of the Registrant as of August 23, 1996 (based on the closing price of the Registrant's Common Stock reported on the New York Stock Exchange Composite Tape on such date), was approximately $392.4 million.

The number of shares of Common Stock outstanding as of August 23, 1996, was 16,785,667 shares.

                      Documents incorporated by reference

1996 Annual Report to Shareholders (Parts I, II and IV)
Proxy Statement for 1996 Annual Meeting of Shareholders (Part III)
================================================================================

                                     PART I

ITEM I. BUSINESS

     General and Industry Segments

     The Standard Products Co. (the "Company") was incorporated in the State of Ohio in 1927 and is engaged primarily in the manufacture of rubber and plastic parts requiring a substantial degree of product engineering and high-volume production processes for automotive original equipment manufacturers in the United States, Canada, Europe and Brazil (the "Transportation Equipment Segment"). This segment also produces rubber and plastic parts for the appliance, construction and marine industries. The Company also manufactures precure and mold cure tread rubber for the truck tire retreading industry (the "Tread Rubber Segment").

     Additional financial information concerning the Company's reportable business segments and geographic areas for the years ended June 30, 1996, 1995 and 1994 is included in Note 13 of the "Notes to Consolidated Financial Statements" section of the 1996 Annual Report, which section is incorporated herein by reference.

     The Company's presence in Brazil has recently been expanded. In May 1995, the Company increased its ownership in Itatiaia Standard from 20% to 100%. This was done in connection with its intent to build a new production facility in Brazil. As part of the new construction, the Company formed a new Company, Standard Products Brazil. Currently, the Company operates both subsidiaries in Brazil. Itatiaia Standard has a production facility in Itaquaquecetuba while Standard Products Brazil operates a plant in Varginha. In conjunction with the purchase, Itatiaia Standard closed its Sao Paulo facility and moved that production to Varginha.

     In 1995, the Company formed Standard Products de Mexico, S.A. de C.V.
(SPM). In 1996, the Company sold a 30% interest in this entity to Nishikawa Rubber Company, of Hiroshima, Japan (Nishikawa). Construction of a new plant in Mexico will commence in the first half of fiscal 1997. When completed in September 1997, this facility is expected to manufacture automotive parts for the Mexican automotive original equipment market.

     The Company also has a 50% ownership in its North American joint venture, Nishikawa Standard Company (NSC) with the Company's partner, Nishikawa.

TRANSPORTATION EQUIPMENT SEGMENT

     Automotive Original Equipment

     Products. Rubber products supplied to the automotive manufacturing industry include flocked rubber and steel weatherstrip assemblies to seal vehicle windows; flocked rubber window channel assemblies and rubber window gaskets; and vehicle body and door dynamic sealing systems. These products form the sealing system of automotive vehicles preventing water leakage and inhibiting wind noise from entering the vehicle. Attractiveness of design is an important feature of the sealing system. An increasing number of the Company's parts are sold to automotive original equipment manufacturers as complete sealing systems. This is a departure from former practices which involved more suppliers who supplied individual parts, not complete systems. The Company also supplies molded rubber engine mounts and body cushions, which comprise a vehicle's vibration control system.

     Plastic products include metallized, multicolored and embossed exterior and interior vinyl trim, painted vinyl trim and flocked vinyl and steel weatherstrip assemblies. The plastic exterior products serve protective barriers preventing damage to the vehicle's sheet metal and have become an integral part of the vehicle's overall styling and appearance.

     Markets and Customers. The Company manufactures parts and accessories for automotive and truck original equipment manufacturers in the United States, Brazil, Canada, and Europe. Manufacturing operations for the automotive original equipment market of this segment are conducted by the Company, Standard Products Brazil, Itatiaia Standard, Standard Products (Canada) Limited, Standard Products

Limited and Standard Products Industriel. The Company's major customers include automotive original equipment manufacturers. The percentage of sales of each of these major customers to total consolidated sales for the three year periods 1996, 1995 and 1994, respectively, have been as follows: Chrysler -- 17%, 15% and 13%; Ford -- 26%, 23% and 26%; General Motors -- 14%, 18%, and 17%. Since most of the Company's rubber and plastic automotive products are used on original equipment, sales of such products are directly affected by the annual car production of original equipment manufacturers. The Company does not have a backlog of orders at any point in time. Instead, original equipment sales are based upon purchase orders issued annually by automobile manufacturers for each part which the Company manufactures. The purchase orders are for all or a percentage of the customers' estimated requirements and are binding, subject to the annual car production of original equipment manufacturers. As the year evolves, customers issue releases under those purchase orders, specifying quantities of the parts which the assembly plants require. The Company's sales and product development personnel work directly with the engineering and styling departments of the automotive original equipment manufacturers in the engineering and development of its various products.

     Distribution. The Company utilizes, as a distribution center for some of its automotive finished products, approximately 133,000 square feet of a 283,000 square foot public warehouse which it operates in Dearborn, Michigan. The balance of the warehouse space is allocated to commercial customers' use. The Company also distributes automotive finished products from a leased warehouse in Charlotte, North Carolina, central to the Company's southern plants.

     Most of the Company's nondomestic customers are supplied directly by foreign manufacturing plants of subsidiaries of the Company.

     Competition. Each aspect of the Company's business in automotive products is highly competitive. No single firm competes with the Company in all aspects of this business, however, major competitors would include Gencorp, Inc., the Schlegel group of BTR, Harvard Industries' Kingston-Warren subsidiary and Cooper Tire and Rubber.

     In addition to the competitors noted above, the continued globalization of the automotive industry has brought new competition to North America. In particular, Draftex GmbH, a subsidiary of London-based Laird Group P.L.C. has decided to build a new production facility in North America. While the Company competes with Draftex in Europe this will add another supplier to the field in North America at a time when customers are trying to reduce their supply base. Although reliable industry statistics are not available, the Company believes that it is one of the leading manufacturers of rubber window and door weather sealing products and plastic trim for the worldwide automotive industry.

     Although each customer may emphasize a different component as its primary criteria, the automotive industry has historically competed in three areas: quality, cost and time. Time in this sense relates to on-time delivery, time to bring new products to market, manufacturing cycle time, etc. The Company also believes that engineering capabilities and design capabilities now play a greater role in the competitive process. Management believes the Company's investment in engineering and design capabilities is a requirement to achieving future business. The Company has historically met the customers' requirements regarding quality, delivery and price.

     Other

     The Company, through its subsidiary, Holm Industries, Inc., manufactures rubber and plastic trim seals for the automotive replacement, construction and marine industries and a variety of plastic and magnetic parts sold as original equipment to appliance manufacturers and residential and commercial exterior door and window manufacturers. These products are manufactured with some of the raw materials similar to those used in the products manufactured by the Transportation Equipment and Tread Rubber Segments. See "Raw Materials" for a discussion of suppliers and available supplies. Distribution of these products are through both internal sales personnel and manufacturing representatives. These products are sold to many customers, and market share information is not available for all of the products which Holm manufactures. For plastic and magnetic seals, Holm is the largest supplier to the United States refrigeration and freezer appliance market.

     Working Capital

     The Transportation Equipment Segment typically maintains a strong working capital position which provides adequate cash flow. Accounts receivable are promptly paid and inventories turn over rapidly. Seasonality becomes a factor during new model conversions and vacation and holiday periods.

     Joint Ventures

     The Company also manufactures vehicle body and door sealing systems for sale to North American automotive original equipment manufacturers and Japanese transplants, including Honda, Ford Motor Company and Automotive Alliance International (formerly Mazda), through its North American joint venture, NSC, a general partnership owned 50% by the Company and 50% by Nishikawa. Manufacturing operations are conducted at plants located in Bremen, New Haven, and Topeka, Indiana. Currently, the chief operating officer of The Standard Products Company is the chief executive officer of NSC and chairman of its Policy Committee.

     In 1996, the Company sold 30% of its ownership interest in SPM to Nishikawa. This Company retained a 70% interest. The venture will manufacture automotive parts for the Mexican automotive original equipment market once construction of a new facility is completed in September 1997.

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

     Oliver supplies both precure and mold cure tread rubber. Precure tread rubber is shipped to a retreader partially cured and with a specially designed tread imprinted. The retreader cements the precure tread to a tire casing using heat and pressure to complete a permanent bond. Mold cure tread rubber is applied by a retread dealer to the tire casing in a pressure mold which cures the rubber and at the same time imprints into it the tread design.

     Markets. Oliver serves the trucking industry in North America through its licensed dealer network for precure retreading and through dealers who sell mold cure rubber. Oliver also serves markets in other areas of the world, such as India, through license arrangements and export sales. Truck mileage, and therefore demand for tread rubber, correlate with general economic conditions of the market served.

     Oliver also supplies mold cure tread rubber for off-the-road (OTR) construction equipment.

     Distribution. In North America, tread rubber products are marketed by Oliver's sales force to retread dealers, some of which are licensed by Oliver. Licensed dealers use Oliver's patented precure system and market tread rubber under the name of Tuff-Cure.

     Competition. The tread rubber industry is very competitive with more than ten suppliers, of which three are significant. Competition is based upon the price and quality of the products supplied. While exact market share information is not available, it is estimated that based on pounds shipped, the largest supplier of precure tread rubber is Bandag, Incorporated ("Bandag"). Oliver, unlike Bandag, sells in North America both precure and mold cure tread rubber, and management believes it is the largest supplier of mold cure rubber and it is the second largest supplier of tread rubber in 1996.

     Working Capital

     The Tread Rubber Segment sells to many small independent customers. Accounts receivable and the extension of credit must be monitored closely to reduce the risk of losses in collection. Inventories include a supply of finished goods on hand to fill customer orders from stock. Working capital requires careful management but has generally been sufficient to fund operating needs.

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

ENGINEERING AND DEVELOPMENT

     Although the Company operates in mature industries, it continues to spend significant amounts for engineering and development of new products, processes and applications. Product development is an essential part of the market strength of the Company and its automotive subsidiaries. The Company's sales and product development personnel work directly with the engineering and styling departments of its major customers in the engineering and development of new products. In recent years, the Company's involvement with its automotive customers has begun at the earlier model design stage with the Company assuming an increasing share of engineering and design capability and responsibility. The Company's main sales and product development group is located in Dearborn, Michigan, close to the purchasing and engineering groups of its customers. The Company also has significant product development facilities at Stratford, Ontario, Huntingdon, England and Courbevoie, France.

PATENTS AND LICENSES

     The Company holds numerous patents covering various manufacturing processes and products of the Transportation Equipment Segment and several patents relating to application processes used by its tread rubber customers. The Company has licensed certain of the patents. The Company has a license agreement with Nishikawa for sales, marketing and engineering services on certain products sold by the Company. While the Company considers some of its patents and licenses to be important in certain aspects of its business, the Company does not believe that the loss or expiration of any particular patent or license would have an adverse effect on either segment of its business. The Company actively pursues the application for patents on new products and processes.

EMPLOYEES

     As of June 30, 1996, the Company employed approximately 10,177 persons, of whom approximately 8,122 were hourly employees. Employee relations at the Company's plants generally have been good. Approximately 48% of the Company's employees were represented by labor unions as of June 30, 1996.

ENVIRONMENTAL MATTERS

     The Company believes that it is in substantial compliance with federal, state and local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment. The Company maintains personnel whose function is to monitor compliance with environmental protection regulations.

     At the Company's Gaylord, Michigan plant, the Company is correcting a previously defined condition of groundwater located under its plant by injecting such water to underground depths well below and separate from the drinking water aquifer. All corrective activities are permitted as necessary by the Michigan Department of Environmental Quality and the United States Environmental Protection Agency. Chemicals, in addition to those previously defined, have also been identified in the groundwater. Site investigations are being conducted to determine whether the source of the additional chemicals is on-site or off-site. Until the source is identified, the Company will continue to meet its obligations under applicable state statute.

     The Company has been previously designated as a potentially responsible party in connection with several disposal sites. Settlements with payment of an immaterial amount or no amount at all have been obtained for all sites, except two sites, one located in Jamestown, North Carolina and the other in Zionsville, Indiana. The Company believes that it was an insignificant contributor at these sites and believes that these matters will be resolved without material adverse affect to the Company's financial position.

     The Company has been notified by the State of New York that the property occupied by its Schenectady, New York plant is being investigated due to allegations concerning possible contamination resulting from the operations of the previous property owner. The State has reclassified the site based on the presence of several contaminants and has requested the Company to perform certain actions. The Company voluntarily completed interim actions and is continuing site investigations to define the extent and source of the contaminants.

     Where appropriate, the Company has accrued for the above mentioned items in accordance with its accounting policies. See Note 1, "Environmental Compliance and Remediation" of the "Notes to Consolidated Financial Statements" section of the 1996 Annual Report to Shareholders, which section is incorporated herein by reference.

FOREIGN OPERATIONS

     The Company owns all of the outstanding shares of Standard Products (Canada) Limited, a Canadian corporation which is engaged primarily in the manufacture of parts and accessories for United States and Canadian automotive original equipment manufacturers and for the automotive replacement parts market and the distribution of tread rubber for the tire retreading industry.

     The Company owns all of the outstanding shares (except for qualifying shares held by nominees) of Standard Products Limited, an English corporation which is engaged primarily in the manufacture of parts and accessories for the North American, United Kingdom and European automotive original equipment manufacturers and for the automotive replacement parts market.

     The Company owns all of the outstanding shares (except for qualifying shares held by nominees) of Oliver Europa, an English corporation which had been engaged primarily in the manufacture and distribution of tread rubber and rubber and related products in Europe. This subsidiary has been liquidated and is no longer engaged in business.

     The Company owns all of the issued and outstanding shares of capital stock of Standard Products Industriel (SPI Group), a corporation organized under French law. The SPI Group is engaged in the business of designing, developing, manufacturing and distributing automotive window weatherstrips, glass weatherstrips, vehicle body and door seals and glass encapsulation products to French, other European and North American auto manufacturers. The SPI Group's customers include, among others, PSA (Peugeot/Citroen), Renault, Fiat, Volvo, Chrysler Corporation, General Motors Corporation, Volkswagen and Saab. SPI's European customer base complements the customer base of the Company's operations in the United Kingdom. The SPI Group has an experienced management team and expertise in the technical design and engineering of automotive sealing products and systems. Similar to the Company, SPI's design personnel work closely with the engineering and styling departments of its customers.

     In March 1996, the Company began shipments from its new Brazilian plant. This 236,000 square foot facility located in Varginha, Brazil, will manufacture plastic and rubber sealing components for Fiat's Palio world car. During 1995, the Company had increased its presence in Brazil by incorporating Standard Products Brazil (SPB) and by purchasing the 80% of Itatiaia Standard not then owned by it. During 1996 the Company consolidated Itatiaia Standard's Sao Paulo manufacturing facility into the new facility in Varginha. Itatiaia Standard also supplies some Brazilian automotive original equipment manufacturers with rubber sealing products from a plant located in Itaquaquecetuba. Major customers of SPB and Itatiaia include Fiat, Ford, General Motors and Volkswagon. Itatiaia and SPB have an experienced management team and expertise in technical design and engineering of automotive sealing products and systems. Company personnel work closely with their customers' engineering and styling departments.

     In 1995, the Company formed Standard Products de Mexico, S.A. de C.V. During 1996, the Company sold a 30% interest in this entity to Nishikawa. Construction of a new plant will commence in the first half of fiscal 1997. When complete, the 78,000 square foot plant is expected to manufacture automotive parts for the Mexican automotive original equipment manufacturers.

     The Company also has minority equity interests in and licensing arrangements with firms in Japan, Korea, India, Mexico and other countries throughout the world.

     The Company's United States export sales in the aggregate for the three fiscal years ended June 30, 1996, 1995 and 1994, were $95,793,000, $71,749,000 and $41,472,000, respectively, of which a substantial portion is represented by sales to automotive original equipment manufacturers in Canada.

     The Company's experience has been that its significant foreign businesses in Canada and Western Europe do not present materially different risks or problems from those encountered in its United States markets. The risks of the Company, Standard Products (Canada) Limited, Standard Products Limited, Standard Products Brazil, Itatiaia Standard and Standard Products Industriel involve meeting the customers' expectations as to the timely delivery of parts which meet their specifications. The automotive business is directly affected by the annual car production of original equipment manufacturers. Standard Products (Canada) Limited, Standard Products Limited, Standard Products Brazil and Standard Products Industriel participate in the risk of varying car builds similar to any of the Company's other automotive plants which supply domestic assembly plants.

     With respect to Brazil, the Company expects that the risks of conducting business in the Brazilian automotive original equipment market will be greater than the North American and European automotive markets. The Company must deal with several new issues including, but not limited, to governmental regulation, and a potentially highly inflationary economy. With the assistance of Itatiaia Standard's local management, the Company believes that it can successfully conduct business in Brazil.

ITEM 2. PROPERTIES

     The Company operates the properties described as follows:

                                                                           LAND           PLANT
                               LOCATION                                  (ACREAGE)    (SQUARE FEET)
- ----------------------------------------------------------------------   ---------    -------------
Aquascalientes, Mexico (4)............................................      15.9          --
Asheboro, North Carolina (1)..........................................      16.4         161,000
Athens, Georgia (1)...................................................      32.0         109,000
Athens, Georgia (1)(3)................................................       3.3          37,000
Bezons, France (4)....................................................       4.3         140,000
Bolbec, France (3)(4).................................................      24.3         276,000
Cleveland, Ohio (4)...................................................      12.0         157,000
Courbevoie, France (3)(4).............................................        .5          23,000
Dallas, Texas (1)(3)..................................................       6.0          96,000
Dearborn, Michigan (Warehouse and Offices) (4)........................      13.9         358,000
Etobicoke, Ontario, Canada (3)(4).....................................        .8          33,000
Export, Pennsylvania (1)(3)...........................................       2.0          40,500
Gaylord, Michigan (4).................................................      96.2          92,000
Georgetown, Ontario, Canada (4).......................................       5.7          89,000
Goldsboro, North Carolina (4).........................................       6.6         140,000
Greenville, Michigan (4)..............................................       1.0          10,000
Griffin, Georgia (4)..................................................      17.5         190,000
Hartselle, Alabama (3)(4).............................................      11.1          72,000
Huntingdon, England (4)...............................................      11.1         175,000
Itaquaquecetuba, Brazil (4)...........................................      11.9          54,000
Kittanning, Pennsylvania (4)..........................................       6.1          80,000
Lexington, Kentucky (4)...............................................       5.9         115,000
Lillebonne, France (4)................................................       9.1         100,000
Maesteg, Wales (4)....................................................       8.4         102,000
Mississauga, Ontario, Canada (3)(4)...................................       5.0          97,000
Mitchell, Ontario, Canada (4).........................................      10.5          88,000
New Ulm, Minnesota (4)................................................       3.5          46,000
Oakland, California (1)...............................................       4.2         112,000
Paris, Texas (1)......................................................      28.5          31,000
Plymouth, England (3)(4)..............................................       9.0         127,000
Port Clinton, Ohio (5)................................................      20.0          --
Rocky Mount, North Carolina (4).......................................      24.2         222,000
St. Charles, Illinois (4).............................................       2.3          47,000
San Diego, California (3)(4)..........................................     --             10,000
Salisbury, NC (1).....................................................       2.7          37,200
Schenectady, New York (4).............................................      22.5         224,000
Scottsburg, Indiana (2)(4)............................................       8.5         192,000
Spartanburg, South Carolina (4).......................................      30.1          85,000

                                                                           LAND           PLANT
                               LOCATION                                  (ACREAGE)    (SQUARE FEET)
- ----------------------------------------------------------------------   ---------    -------------
Stratford, Ontario, Canada (4)........................................      20.0          80,000
Stratford, Ontario, Canada (1)(4).....................................       5.4          94,000
Stratford, Ontario, Canada (4)........................................      26.8         107,000
Varginha, Brazil (4)..................................................      38.3         236,000
Vitre, France (3)(4)..................................................      16.6         207,000
Wadsworth, Ohio (1)...................................................       2.0          28,000
Winnsboro, South Carolina (4).........................................      26.4         175,000

- ---------------
(1) Facilities used in the Tread Rubber Segment.

(2) This facility is encumbered by a mortgage agreement which provides for payments sufficient to pay principal of and interest on first mortgage industrial revenue bonds issued for the purchase of the plant and equipment. This agreement has been capitalized for financial statement purposes.

(3) Leased from others. The leases are short to medium term operating leases, some of which have options to renew for additional periods. Rental rates are competitive for the market in which the property is located. The Company believes that all of these leased facilities could be replaced for comparable terms.

(4) Facilities used in the Transportation Equipment Segment.

(5) The plant has been demolished and the land is held for sale.

     The Company operates a 283,000 square foot public warehouse in Dearborn, Michigan of which the Company utilizes approximately 133,000 square feet for its own products. The Company has its corporate headquarters (including engineering and product development) at this location. These functions utilize approximately 44,000 square feet of space.

     The Company believes that all of its properties, machinery and equipment are in good operating condition and suitable and adequate for the business of the Company as presently conducted. The utilization of the Company's Transportation Equipment facilities varies with the production of passenger cars and light trucks in various countries. The utilization of the Tread Rubber facilities varies with demand for tread rubber product. Capacities of each facility are adequate to meet current demands. Management believes capacity is adequate to meet the demands of each segment's business, however, it continues to evaluate its position in each geographic area of the world and will expand or reduce capacity accordingly.

ITEM 3. LEGAL PROCEEDINGS

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

     The Executive Officers of the Company are elected annually to serve for one-year terms or until their successors are elected and qualified. The offices listed below were elected on October 16, 1995. The business experience, principal occupations and employment during the last five years of the individuals holding the office are indicated in the table below.

                                                                                        SERVED IN
                                                                                         PRESENT
                                                                                         OFFICE
            NAME             AGE                 POSITION WITH REGISTRANT                 SINCE
- ---------------------------- ---   ---------------------------------------------------- ---------
James S. Reid, Jr. ......... 70    Chairman and Chief Executive Officer                    1962
                                   In addition to his position as Chief Executive
                                   Officer, Mr. Reid served as President from 1962 to
                                   1988 and in 1991.
Theodore K. Zampetis........ 51    President and Chief Operating Officer                   1991
                                   Formerly, Mr. Zampetis was Vice President --
                                   Manufacturing, North American Automotive Operations
                                   from 1989 to 1990 and Executive Vice President --
                                   President Standard Products Automotive Operations
                                   from 1990.
Donald R. Sheley, Jr. ...... 54    Vice President -- Finance and Chief Financial           1995
                                   Officer
                                   Formerly, Mr. Sheley was Vice President, Corporate
                                   Controller, Cooper Industries, Inc. from 1988 until
                                   April, 1995. He joined the Company in July 1995.
Larry J. Enders............. 54    Vice President of the Company and President and         1993
                                   Chief Executive Officer, Oliver Rubber Company
                                   Formerly, Mr. Enders was Vice President -- Sales
                                   from 1988 to 1991 and Vice President -- Purchasing
                                   and Worldwide Supply from 1991.
James F. Keys............... 42    Executive Vice President -- International Operations    1996
                                   Formerly, Mr. Keys was Vice President of the Company
                                   and Managing Director of Standard Products Limited
                                   from 1991 to 1996.
Steve Levitt................ 42    Managing Director, Standard Products Limited            1995
                                   Formerly, Mr. Levitt was Finance Director and
                                   Company Secretary of Standard Products Limited from
                                   1991 to 1995.
Stephan J. Mack............. 59    President, Holm Industries, Inc.                        1986
Ted M. McQuade.............. 42    Executive Vice President, North American Automotive     1995
                                   Operations
                                   Formerly, Mr. McQuade was Manager of Product Support
                                   and Global Integration, Appliance Business, General
                                   Electric from 1990.
Gerard Mesnel............... 57    President and Director General, Standard Products       1996
                                   Industriel and Executive Vice President -- Advanced
                                   Technology World Wide
                                   Formerly, Mr. Mesnel was Executive Vice President --
                                   Advanced Technology World Wide from 1995 and
                                   President/Consultant, GSF Cie. since 1990.
Bernard J. Theisen.......... 37    Corporate Controller and Assistant Secretary            1995
                                   Formerly, Mr. Theisen was Corporate Controller for
                                   Hayes Wheels International, Inc. from 1993 and
                                   Business Unit Controller of its Fabricated Wheel
                                   Group from 1991.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The information required by Item 5 is incorporated herein by reference to
Note 6 of "Notes to Consolidated Financial Statements" on page 19 and "Common Shares" on page 24 of the 1996 Annual Report to Shareholders.

ITEM 6. SELECTED FINANCIAL DATA

     The information required by Item 6 is incorporated herein by reference to "Selected Financial Data" on pages 10 and 11 of the 1996 Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by Item 7 is incorporated herein by reference to pages 9 through 12 of the 1996 Annual Report to Shareholders.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Financial statements and statements required by Item 8 are incorporated herein by reference to pages 13 through 23 of the 1996 Annual Report to Shareholders.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     As to Executive Officers, the information required is included in Part I of this report on Form 10-K. The information required by Item 10 as to directors of the Registrant is incorporated herein by reference to the information set forth under the caption "Election of Directors" on pages 3 through 5 of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held October 22, 1996 ("1996 Proxy Statement"). The information required concerning Section 16 compliance is incorporated herein by reference to the information set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" on page 16 of the 1996 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by Item 11 is incorporated herein by reference to the material under the caption "Executive Compensation" on pages 6 through 12 of the 1996 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 is incorporated herein by reference to the information set forth under the captions "Security Ownership of Certain Beneficial Owners" on pages 1 through 3 of the 1996 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 is incorporated herein by reference to the information set forth under the caption "Compensation Committee Interlocks and Insider Participation" on page 10 of the 1996 Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) (1) Financial Statements:

          The following consolidated financial statements and related notes of the Registrant and its subsidiaries are incorporated herein by reference to the 1996 Annual Report to Shareholders (pages 13 through 23):

          Consolidated Balance Sheets -- June 30, 1996 and 1995

          Consolidated Statements of Income for the Years Ended June 30, 1996, 1995 and 1994

          Consolidated Statements of Shareholders' Equity for the Years Ended June 30, 1996, 1995 and 1994

          Consolidated Statements of Cash Flows for the Years Ended June 30, 1996, 1995 and 1994

          Notes to Consolidated Financial Statements

          Auditors' Report

     (a) (2) Financial Statement Schedule:

          Report of Independent Public Accountants on the Financial Statement Schedule

          Schedule II -- Valuation and Qualifying Accounts and Reserves for the Years Ended June 30, 1996, 1995 and 1994

     All schedules, other than Schedule II, are omitted since the information is not required or is otherwise furnished.

     Separate financial statements of the Registrant have been omitted since restricted net assets of consolidated subsidiaries and unconsolidated investees and the Company's share of the unconsolidated subsidiaries' equity is less than 25% of the Company's net assets at June 30, 1996.

     (a) (3) Exhibits:

                                                                                IF INCORPORATED BY
 EXHIBIT NO.                                                                   REFERENCE, DOCUMENTS
UNDER REG. S-K     FORM 10-K                                                    WITH WHICH EXHIBIT
   ITEM 601       EXHIBIT NO.                  DESCRIPTION                     WAS PREVIOUSLY FILED
- --------------    -----------                  -----------                  ---------------------------
    2               2a           Stock Sale Agreement, Dated December 19,   Form 8-K, Dated January 26,
                                 1992 with respect to the acquisition of    1993
                                 the Standard Products Industriel Group.    (Filed with the SEC on
                                                                            February 8, 1993; see
                                                                            Exhibit 2 therein)

    3               3a           Second Amended and Restated Articles of    Quarterly Report Form 10-Q
                                 Incorporation                              (Filed with the SEC on
                                                                            November 1, 1993; see
                                                                            Exhibit 3a therein)

    3               3b           Amended and Restated Code of Regulations   Form S-3 Registration
                                                                            No. 33-62054
                                                                            (Filed with the SEC on May
                                                                            5, 1993; see Exhibit 3.2
                                                                            therein)

    4               4a           Senior Notes Agreement -- $75,000,000      Quarterly Report Form 10-Q
                                 6.55% Senior Notes due December 16,        (Filed with the SEC on
                                 2003, by and among The Standard Products   February 11, 1994; see
                                 Company and Metropolitan Life Insurance    Exhibit 4 therein)
                                 Company and certain of its Affiliates

    4               4b           Senior Notes Agreement -- $25,000,000      Annual Report Form 10-K
                                 aggregate principal amount Dated as of     (Filed with the SEC on
                                 June 30, 1989, between the Company and     September 25, 1989; see
                                 Nationwide Life Insurance Company, Aid     Exhibit 4b therein)
                                 Association for Lutherans and Employers
                                 Life Insurance Company of Wausau

    4               4c           Amendments to the Senior Notes             Annual Report Form 10-K
                                 Agreement -- $25,000,000 aggregate         (Filed with the SEC on
                                 principal amount (4e), dated February      September 15, 1992; see
                                 22, 1991 and, June 30, 1991, between the   Exhibit 4f therein)
                                 Company and Nationwide Life Insurance
                                 Company, Aid Association for Lutherans
                                 and Employers Life Insurance Company of
                                 Wausau

    4               4d           Credit Agreement, Dated as of January      Annual Report Form 10-K
                                 19, 1993, Among The Standard Products      (Filed with the SEC on
                                 Company, as Borrower, and National City    September 13, 1993; see
                                 Bank, Society National Bank, Comerica      Exhibit 4c therein)
                                 Bank and NBD Bank, N.A. and National
                                 City, as Agent.

    4               4e           Agreement of Amendment, Dated as of        Annual Report Form 10-K
                                 April 30, 1994, Among The Standard         (Filed with the SEC on
                                 Products Company, as Borrower, and         September 14, 1995)
                                 National City Bank, Society National
                                 Bank, Comerica Bank and NBD Bank, N.A.
                                 and National City, as Agent.

                                                                                IF INCORPORATED BY
 EXHIBIT NO.                                                                   REFERENCE, DOCUMENTS
UNDER REG. S-K     FORM 10-K                                                    WITH WHICH EXHIBIT
   ITEM 601       EXHIBIT NO.                  DESCRIPTION                     WAS PREVIOUSLY FILED
- --------------    -----------                  -----------                  ---------------------------
    4               4f           Amendments to Senior Notes Agreement --    Annual Report Form 10-K
                                 $25,000,000 aggregate principal amount     (Filed with the SEC on
                                 (4e), dated January 19, 1993 and,          September 14, 1995)
                                 January 31, 1995, between the Company
                                 and Nationwide Life Insurance Company,
                                 Aid Association for Lutherans and
                                 Employers Life Insurance Company of
                                 Wausau

    4               4g           Interest Rate and Currency Exchange        Annual Report Form 10-K
                                 Agreement, dated November 12, 1993,        (Filed with the SEC on
                                 between the Company and National City      September 14, 1995)
                                 Bank

    4               4h           Interest Rate and Currency Exchange        Annual Report Form 10-K
                                 Agreement, Termination of $7 million in    (Filed with the SEC on
                                 principal amount, dated June 16, 1995      September 14, 1995)
                                 between the Company and National City
                                 Bank

   10               10a          Supplemental Salaried Pension Plan         Annual Report Form 10-K
                                                                            (Filed with the SEC on
                                                                            September 23, 1986; see
                                                                            Exhibit 10a therein)

   10               10b          The Standard Products Company 1985         Form S-8 Registration
                                 Employee Incentive Stock Option Plan       No. 33-01558
                                                                            (Filed with the SEC on
                                                                            November 15, 1985; see
                                                                            Exhibit 4a therein)

   10               10c          The Standard Products Company 1989         Form S-8 Registration
                                 Employee Incentive Stock Option Plan       No. 33-33612
                                                                            (Filed with the SEC on
                                                                            February 28, 1990; see
                                                                            Exhibit 4a therein)

   10               10d          The Standard Products Company 1991         Form S-8 Registration
                                 Employee Stock Option Plan                 No. 33-51556
                                                                            (Filed with the SEC on
                                                                            September 2, 1992; see
                                                                            Exhibit 4c therein)

   10               10e          The Standard Products Company 1991         Form S-8 Registration
                                 Restricted Stock Plan                      No. 33-51554
                                                                            (Filed with the SEC on
                                                                            September 2, 1992; see
                                                                            Exhibit 4c therein)

   10               10f          The Standard Products Company Restricted   Annual Report Form 10-K
                                 Stock Agreement between the Company and    (Filed with the SEC on
                                 the Chairman and Chief Executive Officer   September 15, 1992; see
                                                                            Exhibit 10h therein)

   10               10g          The Standard Products Company Restricted   Annual Report Form 10-K
                                 Stock Agreement between the Company and    (Filed with the SEC on
                                 the President and Chief Operating          September 15, 1992; see
                                 Officer                                    Exhibit 10i therein)

                                                                                IF INCORPORATED BY
 EXHIBIT NO.                                                                   REFERENCE, DOCUMENTS
UNDER REG. S-K     FORM 10-K                                                    WITH WHICH EXHIBIT
   ITEM 601       EXHIBIT NO.                  DESCRIPTION                     WAS PREVIOUSLY FILED
- --------------    -----------                  -----------                  ---------------------------
   10               10h          The Standard Products Company Restricted
                                 Stock Agreement between the Company and
                                 the Executive Vice President--
                                 International Operations

   10               10i          The Standard Products Company 1993         Form S-8 Registration
                                 Employee Stock Option Plan                 No. 33-53989
                                                                            (Filed with the SEC on June
                                                                            6, 1994; see Exhibit 4
                                                                            therein)

   10               10j          Receivables Purchase Agreement Dated as    Quarterly Report Form 10-Q
                                 of September 22, 1995 among The Standard   (Filed with the SEC on
                                 Products Funding Corporation as seller     February 13, 1996; see
                                 and The Standard Products Company as       exhibit 10 therein)
                                 initial Master Servicer and Clipper
                                 Receivables Corporation as Purchaser and
                                 State Street Boston Capital Corporation
                                 as Administrator and National City Bank
                                 as Relationship Bank

   10               10k          Purchase and Sale Agreement dated as of    Quarterly Report Form 10-Q
                                 September 22, 1995 among The Standard      (Filed with the SEC on
                                 Products Company, as Originator and        February 13, 1996; see
                                 Master Servicer, 5 Rubber Corporation,     exhibit 10 therein)
                                 Oliver Rubber Company, and Holm
                                 Industries, Inc., as Originators and
                                 Servicers, and The Standard Products
                                 Funding Corporation, as the Initial
                                 Purchaser

   10               10l          Standard Products Individual Retirement    Form S-8 Registration
                                 and Investment Trust Plan                  No. 333-01923
                                                                            (Filed with SEC on March
                                                                            26, 1996; see exhibit 4a
                                                                            therein)

   10               10m          The Standard Products Company              Form S-8 Registration
                                 Collectively Bargained Savings and         No. 333-01921
                                 Retirement Plan                            (Filed with SEC on March
                                                                            22, 1996; see exhibit 4a
                                                                            therein)

   13               13           Annual Report to Shareholders for the
                                 Year Ended June 30, 1996

   21               21           Subsidiaries of Registrant

   23               23           Consent of Independent Public
                                 Accountants

   27               27           Financial Data Schedule

     (b) Reports on Form 8-K: No reports have been filed during the last quarter of the fiscal year covered by this report on Form 10-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this the 27th day of September 1996.

                                          THE STANDARD PRODUCTS COMPANY

                                          By:    /s/ DONALD R. SHELEY, JR.
                                             ---------------------------------
                                                   Donald R. Sheley, Jr.
                                                Vice President, Finance and
                                                  Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      /s/ JAMES S. REID, JR.          Chairman and Chief Executive Officer;  September 27, 1996
- -----------------------------------   Director
        James S. Reid, Jr.

     /s/ THEODORE K. ZAMPETIS         President and Chief Operating          September 27, 1996
- -----------------------------------   Officer; Director
       Theodore K. Zampetis

     /s/ DONALD R. SHELEY, JR.        Vice President, Finance and            September 27, 1996
- -----------------------------------   Chief Financial Officer
       Donald R. Sheley, Jr.          Principal Financial Officer

      /s/ BERNARD J. THEISEN          Corporate Controller                   September 27, 1996
- -----------------------------------   Principal Accounting Officer
        Bernard J. Theisen

       /s/ JAMES C. BAILLIE           Director                               September 27, 1996
- -----------------------------------
         James C. Baillie

       /s/ EDWARD B. BRANDON          Director                               September 27, 1996
- -----------------------------------
         Edward B. Brandon

        /s/ JOHN DODDRIDGE            Director                               September 27, 1996
- -----------------------------------
          John Doddridge

        /s/ JOHN D. DRINKO            Director                               September 27, 1996
- -----------------------------------
          John D. Drinko

        /s/ CURTIS E. MOLL            Director                               September 27, 1996
- -----------------------------------
          Curtis E. Moll

       /s/ MALCOLM R. MYERS           Director                               September 27, 1996
- -----------------------------------
         Malcolm R. Myers

     /s/ LEIGH H. PERKINS, SR.        Director                               September 27, 1996
- -----------------------------------
       Leigh H. Perkins, Sr.

     /s/ ALFRED M. RANKIN, JR.        Director                               September 27, 1996
- -----------------------------------
       Alfred M. Rankin, Jr.

        /s/ ALAN E. RIEDEL            Director                               September 27, 1996
- -----------------------------------
          Alan E. Riedel

         /s/ JOHN D. SIGEL            Director                               September 27, 1996
- -----------------------------------
           John D. Sigel

      /s/ W. HAYDEN THOMPSON          Director                               September 27, 1996
- -----------------------------------
        W. Hayden Thompson

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                      ON THE FINANCIAL STATEMENT SCHEDULE

To: The Standard Products Company

    We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in The Standard Products Company and Subsidiary Companies 1996 Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated July 23, 1996. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14(a)(2) of this Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Cleveland, Ohio
July 23, 1996.

                       VALUATION AND QUALIFYING ACCOUNTS

                                  SCHEDULE II

                FOR THE YEARS ENDED JUNE 30, 1996, 1995 AND 1994

                                                                                     (THOUSANDS OF DOLLARS)
                                                            COLUMN C                               COLUMN F
                                              COLUMN B     ----------                              --------
                                             ----------    ADDITIONS                               BALANCE
                 COLUMN A                    BALANCE AT    CHARGED TO    COLUMN D     COLUMN E      AT END
- ------------------------------------------   BEGINNING     COSTS AND     --------    ----------       OF
               DESCRIPTION                   OF PERIOD      EXPENSES     RECOVERIES  DEDUCTIONS     PERIOD
- ------------------------------------------   ----------    ----------    --------    ----------    --------
Year Ended June 30, 1996
Reserve for Plant Closing.................     $6,235        $--           $--         $6,235       $--   (2)
                                               ======        ======        ====        ======       ======
Allowance for doubtful accounts...........     $4,978        $    8        $113        $2,141       $2,958
                                               ======        ======        ====        ======       ======
Year Ended June 30, 1995
Reserve for Plant Closing.................     $3,975        $3,485        $--         $1,225       $6,235(1)
                                               ======        ======        ====        ======       ======
Allowance for doubtful accounts...........     $3,627        $4,074        $230        $2,953       $4,978
                                               ======        ======        ====        ======       ======
Year Ended June 30, 1994
Reserve for Plant Closing.................     $9,111        $--           $--         $5,136       $3,975(1)
                                               ======        ======        ====        ======       ======
Allowance for doubtful accounts...........     $2,293        $  459        $605        $ (270)      $3,627
                                               ======        ======        ====        ======       ======

- ---------------
(1) The balances of $3,975 and $6,235 have been classified as a current liability in the accompanying consolidated balance sheet as of June 30, 1994 and 1995, respectively.

(2) The plant closures were completed during 1996. Remaining balances have been reclassified to the appropriate reserve accounts such as environmental and legal on the balance sheet at June 30, 1996.

                                 Exhibit Index

                                                                                IF INCORPORATED BY
 EXHIBIT NO.                                                                   REFERENCE, DOCUMENTS
UNDER REG. S-K     FORM 10-K                                                    WITH WHICH EXHIBIT
   ITEM 601       EXHIBIT NO.                  DESCRIPTION                     WAS PREVIOUSLY FILED
- --------------    -----------                  -----------                  ---------------------------
    2               2a           Stock Sale Agreement, Dated December 19,   Form 8-K, Dated January 26,
                                 1992 with respect to the acquisition of    1993
                                 the Standard Products Industriel Group.    (Filed with the SEC on
                                                                            February 8, 1993; see
                                                                            Exhibit 2 therein)

    3               3a           Second Amended and Restated Articles of    Quarterly Report Form 10-Q
                                 Incorporation                              (Filed with the SEC on
                                                                            November 1, 1993; see
                                                                            Exhibit 3a therein)

    3               3b           Amended and Restated Code of Regulations   Form S-3 Registration
                                                                            No. 33-62054
                                                                            (Filed with the SEC on May
                                                                            5, 1993; see Exhibit 3.2
                                                                            therein)

    4               4a           Senior Notes Agreement -- $75,000,000      Quarterly Report Form 10-Q
                                 6.55% Senior Notes due December 16,        (Filed with the SEC on
                                 2003, by and among The Standard Products   February 11, 1994; see
                                 Company and Metropolitan Life Insurance    Exhibit 4 therein)
                                 Company and certain of its Affiliates

    4               4b           Senior Notes Agreement -- $25,000,000      Annual Report Form 10-K
                                 aggregate principal amount Dated as of     (Filed with the SEC on
                                 June 30, 1989, between the Company and     September 25, 1989; see
                                 Nationwide Life Insurance Company, Aid     Exhibit 4b therein)
                                 Association for Lutherans and Employers
                                 Life Insurance Company of Wausau

    4               4c           Amendments to the Senior Notes             Annual Report Form 10-K
                                 Agreement -- $25,000,000 aggregate         (Filed with the SEC on
                                 principal amount (4e), dated February      September 15, 1992; see
                                 22, 1991 and, June 30, 1991, between the   Exhibit 4f therein)
                                 Company and Nationwide Life Insurance
                                 Company, Aid Association for Lutherans
                                 and Employers Life Insurance Company of
                                 Wausau

    4               4d           Credit Agreement, Dated as of January      Annual Report Form 10-K
                                 19, 1993, Among The Standard Products      (Filed with the SEC on
                                 Company, as Borrower, and National City    September 13, 1993; see
                                 Bank, Society National Bank, Comerica      Exhibit 4c therein)
                                 Bank and NBD Bank, N.A. and National
                                 City, as Agent.

    4               4e           Agreement of Amendment, Dated as of        Annual Report Form 10-K
                                 April 30, 1994, Among The Standard         (Filed with the SEC on
                                 Products Company, as Borrower, and         September 14, 1995)
                                 National City Bank, Society National
                                 Bank, Comerica Bank and NBD Bank, N.A.
                                 and National City, as Agent.

                                                                                IF INCORPORATED BY
 EXHIBIT NO.                                                                   REFERENCE, DOCUMENTS
UNDER REG. S-K     FORM 10-K                                                    WITH WHICH EXHIBIT
   ITEM 601       EXHIBIT NO.                  DESCRIPTION                     WAS PREVIOUSLY FILED
- --------------    -----------                  -----------                  ---------------------------
    4               4f           Amendments to Senior Notes Agreement --    Annual Report Form 10-K
                                 $25,000,000 aggregate principal amount     (Filed with the SEC on
                                 (4e), dated January 19, 1993 and,          September 14, 1995)
                                 January 31, 1995, between the Company
                                 and Nationwide Life Insurance Company,
                                 Aid Association for Lutherans and
                                 Employers Life Insurance Company of
                                 Wausau

    4               4g           Interest Rate and Currency Exchange        Annual Report Form 10-K
                                 Agreement, dated November 12, 1993,        (Filed with the SEC on
                                 between the Company and National City      September 14, 1995)
                                 Bank

    4               4h           Interest Rate and Currency Exchange        Annual Report Form 10-K
                                 Agreement, Termination of $7 million in    (Filed with the SEC on
                                 principal amount, dated June 16, 1995      September 14, 1995)
                                 between the Company and National City
                                 Bank

   10               10a          Supplemental Salaried Pension Plan         Annual Report Form 10-K
                                                                            (Filed with the SEC on
                                                                            September 23, 1986; see
                                                                            Exhibit 10a therein)

   10               10b          The Standard Products Company 1985         Form S-8 Registration
                                 Employee Incentive Stock Option Plan       No. 33-01558
                                                                            (Filed with the SEC on
                                                                            November 15, 1985; see
                                                                            Exhibit 4a therein)

   10               10c          The Standard Products Company 1989         Form S-8 Registration
                                 Employee Incentive Stock Option Plan       No. 33-33612
                                                                            (Filed with the SEC on
                                                                            February 28, 1990; see
                                                                            Exhibit 4a therein)

   10               10d          The Standard Products Company 1991         Form S-8 Registration
                                 Employee Stock Option Plan                 No. 33-51556
                                                                            (Filed with the SEC on
                                                                            September 2, 1992; see
                                                                            Exhibit 4c therein)

   10               10e          The Standard Products Company 1991         Form S-8 Registration
                                 Restricted Stock Plan                      No. 33-51554
                                                                            (Filed with the SEC on
                                                                            September 2, 1992; see
                                                                            Exhibit 4c therein)

   10               10f          The Standard Products Company Restricted   Annual Report Form 10-K
                                 Stock Agreement between the Company and    (Filed with the SEC on
                                 the Chairman and Chief Executive Officer   September 15, 1992; see
                                                                            Exhibit 10h therein)

   10               10g          The Standard Products Company Restricted   Annual Report Form 10-K
                                 Stock Agreement between the Company and    (Filed with the SEC on
                                 the President and Chief Operating          September 15, 1992; see
                                 Officer                                    Exhibit 10i therein)

                                                                                IF INCORPORATED BY
 EXHIBIT NO.                                                                   REFERENCE, DOCUMENTS
UNDER REG. S-K     FORM 10-K                                                    WITH WHICH EXHIBIT
   ITEM 601       EXHIBIT NO.                  DESCRIPTION                     WAS PREVIOUSLY FILED
- --------------    -----------                  -----------                  ---------------------------
   10               10h          The Standard Products Company Restricted
                                 Stock Agreement between the Company and
                                 the Executive Vice President--
                                 International Operations

   10               10i          The Standard Products Company 1993         Form S-8 Registration
                                 Employee Stock Option Plan                 No. 33-53989
                                                                            (Filed with the SEC on June
                                                                            6, 1994; see Exhibit 4
                                                                            therein)

   10               10j          Receivables Purchase Agreement Dated as    Quarterly Report Form 10-Q
                                 of September 22, 1995 among The Standard   (Filed with the SEC on
                                 Products Funding Corporation as seller     February 13, 1996; see
                                 and The Standard Products Company as       exhibit 10 therein)
                                 initial Master Servicer and Clipper
                                 Receivables Corporation as Purchaser and
                                 State Street Boston Capital Corporation
                                 as Administrator and National City Bank
                                 as Relationship Bank

   10               10k          Purchase and Sale Agreement dated as of    Quarterly Report Form 10-Q
                                 September 22, 1995 among The Standard      (Filed with the SEC on
                                 Products Company, as Originator and        February 13, 1996; see
                                 Master Servicer, 5 Rubber Corporation,     exhibit 10 therein)
                                 Oliver Rubber Company, and Holm
                                 Industries, Inc., as Originators and
                                 Servicers, and The Standard Products
                                 Funding Corporation, as the Initial
                                 Purchaser

   10               10l          Standard Products Individual Retirement    Form S-8 Registration
                                 and Investment Trust Plan                  No. 333-01923
                                                                            (Filed with SEC on March
                                                                            26, 1996; see exhibit 4a
                                                                            therein)

   10               10m          The Standard Products Company              Form S-8 Registration
                                 Collectively Bargained Savings and         No. 333-01921
                                 Retirement Plan                            (Filed with SEC on March
                                                                            22, 1996; see exhibit 4a
                                                                            therein)

   13               13           Annual Report to Shareholders for the
                                 Year Ended June 30, 1996

   21               21           Subsidiaries of Registrant

   23               23           Consent of Independent Public
                                 Accountants

   27               27           Financial Data Schedule