Form 10-Q
period 1996-12-31
STANDARD PRODUCTS CO
filed 1997-02-10
CIK 93448

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

/X/ QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                For the quarterly period ended DECEMBER 31, 1996

                                       OR

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




     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes. /X/ No.

THE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF FEBRUARY 6, 1997 WAS 16,807,723 SHARES.




================================================================================



                       This report consists of 10 pages.

                         THE STANDARD PRODUCTS COMPANY
                         QUARTERLY REPORT ON FORM 10-Q

                               TABLE OF CONTENTS




PART I.  FINANCIAL INFORMATION                                                                     PAGE
Item 1.   Financial Statements

          Consolidated Statements of Operations ..................................................     3

          Consolidated Balance Sheets ............................................................     4

          Consolidated Statements of Cash Flows ..................................................     5

          Notes to Consolidated Financial Statements .............................................     6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations ..     7


PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings ......................................................................     9

Item 2.   Changes in Securities ..................................................................     9

Item 3.   Defaults upon Senior Securities ........................................................     9

Item 4.   Submission of Matters to a Vote of Security-Holders ....................................     9

Item 5.   Other Information ......................................................................     9

Item 6.   Exhibits and Reports on Form 8-K .......................................................     9





SIGNATURES .......................................................................................    10






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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS



             THE STANDARD PRODUCTS COMPANY AND SUBSIDIARY COMPANIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE PERIODS ENDED DECEMBER 31,
                                  (UNAUDITED)
                   (THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)





                                                                 THREE MONTHS               SIX MONTHS
                                                                1996       1995             1996       1995
                                                             ----------  ---------        ---------  ---------
Net Sales..................................................   $266,620   $264,747         $532,231   $503,507
Cost of Goods Sold:........................................
 Materials, wages and other manufacturing costs............    222,813    232,441          453,558    452,219
 Research, engineering and development expenses............     12,111     10,537           21,685     20,113
                                                             ---------   --------         --------   --------
                                                               234,924    242,978          475,243    472,332
                                                             ---------   --------         --------   --------
   Gross income............................................     31,696     21,769           56,988     31,175
Selling, General and Administrative Expenses ..............     16,901     16,749           34,204     33,892
                                                             ---------   --------         --------   --------
                                                                14,795      5,020           22,784     (2,717)
                                                             ---------   --------         --------   --------
Other (Income) Expense:
 Royalty and dividend income...............................       (198)      (121)            (444)      (240)
 Net interest expense......................................      3,031      3,064            6,278      6,797
 Other, net................................................        139        (69)            (316)       366
                                                             ---------   --------         --------   --------
                                                                 2,972      2,874            5,518      6,923
                                                             ---------   --------         --------   --------
Income (Loss) before Taxes on Income.......................     11,823      2,146           17,266     (9,640)
Provision for Taxes on Income                                    5,479        601            9,525     (1,402)
                                                             ---------   --------         --------   --------
 Net Income (Loss).........................................   $  6,344   $  1,545         $  7,741   $ (8,238)
                                                             =========   ========         ========   ========
Earnings (Loss) Per Common Share...........................   $   0.38   $   0.09         $   0.46   $  (0.49)
                                                             =========   ========         ========   ========
Weighted average shares outstanding (in thousands).........     16,807     16,755           16,800     16,750
                                                             =========   ========         ========   ========
Dividends declared per share...............................   $   0.17   $   0.17         $   0.34   $   0.34
                                                             =========   ========         ========   ========

        The accompanying notes are an integral part of these statements.

             THE STANDARD PRODUCTS COMPANY AND SUBSIDIARY COMPANIES
                          CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)

                                                                          (UNAUDITED)
                                                                          DECEMBER 31,           JUNE 30,
                                                                             1996                  1996
                                                                        ---------------      ----------------
ASSETS
Current Assets:
 Cash and cash equivalents..............................................    $     564            $       -
 Receivables, less allowances of $2,685 at December 31 and
 $2,958 at June 30 (Note 4).............................................      153,193              180,787
 Inventories............................................................       68,959               60,377
 Prepaid insurance, taxes, etc..........................................       23,572               19,680
                                                                            ---------            ---------
   Total current assets.................................................      246,288              260,844
 Property, Plant and Equipment, at cost.................................      573,615              548,816
 Less - Accumulated depreciation........................................     (274,257)            (250,278)
                                                                            ---------            ---------
                                                                              299,358              298,538
Goodwill, net...........................................................       70,297               71,653
Other Assets............................................................       53,544               53,660
                                                                            ---------            ---------
                                                                            $ 669,487            $ 684,695
                                                                            =========            =========
LIABILITIES AND SHAREHOLDERS' EQUITY
 Current Liabilities:
 Short-term notes payable...............................................    $   9,798            $   1,198
 Current maturities of long-term debt...................................        1,831                2,450
 Accounts payable.......................................................       74,246               99,093
 Accrued payrolls.......................................................       24,213               26,651
 Accrued expenses.......................................................       83,068               74,565
 Dividend payable.......................................................        2,857                2,853
                                                                            ---------            ---------
   Total current liabilities............................................      196,013              206,810
                                                                            ---------            ---------
Long-term Debt, net of current maturities...............................      128,476              143,041
Other Postretirement Benefits...........................................       26,762               26,023
Deferred Income Taxes and Other Credits.................................       55,401               50,056
Commitments and Contingent Liabilities (Note 3)
Shareholders' Equity:
 Serial preferred shares, without par value, authorized 6,000,000 voting
  and 6,000,000 non-voting shares, none issued..........................            -                    -
 Common shares, par value $1 per share; authorized 50,000,000 shares, issued and outstanding, 16,806,723 shares at December 31 and
  16,784,867 at June 30.................................................       16,807               16,785
 Paid-in capital........................................................       97,632               96,906
 Retained earnings......................................................      156,546              154,669
 Foreign currency translation adjustments...............................       (4,873)              (6,318)
 Minimum pension liability..............................................       (3,277)              (3,277)
                                                                            ---------            ---------
 Total shareholders' equity.............................................      262,835              258,765
                                                                            ---------            ---------
                                                                            $ 669,487            $ 684,695
                                                                            =========            =========

        The accompanying notes are an integral part of these statements

             THE STANDARD PRODUCTS COMPANY AND SUBSIDIARY COMPANIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                             (THOUSANDS OF DOLLARS)



                                                                                        SIX MONTHS ENDED DECEMBER 31,
                                                                                       --------------------------------
                                                                                            1996             1995
                                                                                       ---------------  ---------------
Net cash provided by (used for) operating activities:
Net income (loss)....................................................................      $  7,741        $ (8,238)
Adjustments to reconcile net income to net cash provided by (used for)
 operating activities:
 Depreciation and amortization.......................................................        30,268          26,067
 Deferred taxes and other credits....................................................         3,835            (221)
 Effect of changes in foreign currency...............................................          (149)         (2,587)
 Other operating items...............................................................           352            (328)
                                                                                           --------        --------
  Net cash provided by operations....................................................        42,047          14,693
                                                                                           --------        --------
Net cash provided by (used for) changes in operating assets and liabilities:
 Receivables (Note 4)................................................................        27,594          48,040
 Inventories.........................................................................        (8,180)           (498)
 Accounts payable and accrued expenses...............................................       (19,182)         (2,183)
 Other...............................................................................        (3,887)            456
                                                                                           --------        --------
 Net cash provided by (used for) changes in operating assets and liabilities                 (3,655)         45,815
                                                                                           --------        --------
 Net cash provided by operating activities...........................................        38,392          60,508
Net cash (used for) investments:
 Purchase of property, plant and equipment, net......................................       (25,743)        (36,373)
 Investment in nonconsolidated entities..........................................              (164)              -
                                                                                           --------        --------
  Net cash (used for) investments....................................................       (25,907)        (36,373)
Net cash provided by (used for) financing:
 Proceeds of long-term borrowings....................................................        14,716          27,218
 Repayment of long-term borrowings (Note 4)..........................................       (29,336)        (51,110)
 Net increase (decrease) in short-term borrowings..............................               8,600          (2,288)
 Cash dividends......................................................................        (5,864)         (5,697)
                                                                                           --------        --------
  Net cash (used for) financing......................................................       (11,884)        (31,877)
Effect of exchange rate changes on cash..............................................           (37)            330
                                                                                           --------        --------
Increase (decrease) in cash and cash equivalents.....................................           564          (7,412)
Cash and cash equivalents at the beginning of the period.............................             -          19,546
                                                                                           --------        --------
Cash and cash equivalents at the end of the period...................................      $    564        $ 12,134
                                                                                           ========        ========

        The accompanying notes are an integral part of these statements.

             THE STANDARD PRODUCTS COMPANY AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1996

                             (AMOUNTS IN THOUSANDS)



(1)  BASIS OF PRESENTATION

     The accompanying consolidated financial statements have been prepared by management and, in the opinion of management, contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of December 31, 1996 and June 30, 1996, and the results of its operations for the three and six months ended December 31, 1996 and 1995 and cash flows for the six months ended December 31, 1996 and 1995. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996. Results for interim periods are not necessarily indicative of those to be expected for the year.

(2)  INVENTORIES

     Inventories are stated at the lower of cost or market. The majority of domestic inventories are valued using the last-in, first-out (LIFO) method and the remaining inventories are valued using the first-in, first-out (FIFO) method. The major components of inventory are as follows:


                                     December 31, 1996  June 30, 1996
                                     -----------------  -------------
 Raw materials.....................            $27,878        $27,186
 Work-in-process and finished goods             41,081         33,191
                                               -------        -------
  Totals...........................            $68,959        $60,377
                                               =======        =======

(3)  COMMITMENTS AND CONTINGENCIES

     At December 31, 1996, management believes that the Company was in compliance with its various financial covenants. During the current quarter, the Company has renegotiated its debt covenants with various lenders to reduce the ratio of assets to liabilities which must be maintained for the payment of dividends from 1.25 to 1.00. No other terms were changed on the debt agreements. Under the most restrictive of the revised covenants of the Company's various loan agreements, principally the Revolving Credit Agreement, $57,827 of retained earnings were not restricted at December 31, 1996 for the payment of dividends. Management expects that the Company will remain in compliance with its financial covenants in all material respects through the period ending December 31, 1997.

     The Company and its subsidiaries are involved in certain legal actions and claims. In the opinion of management, any liability which may ultimately be incurred would not materially affect the financial position or results of operations of the Company.

(4)  ACCOUNTS RECEIVABLE SECURITIZATION

     In September 1995, the Company and certain of its U.S. subsidiaries entered into an agreement to sell, on an ongoing basis, all of their accounts receivable to The Standard Products Funding Corporation (Funding Co.), a wholly owned subsidiary of the Company. Accordingly, the Company and those subsidiaries, irrevocably and without recourse, transferred all of their U.S. dollar denominated trade accounts receivable (principally representing amounts owed by original equipment customers in the U.S. automotive and related industries) to the Funding Co. The Funding Co. has sold and, subject to certain conditions, may from time to time sell an undivided interest in those receivables to the Clipper Receivables Corporation. The Funding Co. is permitted to receive advances of up to $50,000 for the sale of such undivided interest. At December 31, 1996, $50,000 had been advanced to the Funding Company. Unless extended by amendment, the agreement expires in September 1998.

     Proceeds from the sales of receivables have been used to reduce outstanding borrowings under the Company's Revolving Credit Agreement and are reflected as operating cash flows in the accompanying consolidated statement of cash flows. Costs of the program, which primarily consist of the purchasers' financing and administrative costs, have been classified as Selling, General and Administrative Expenses in the accompanying consolidated statement of income.

     The Company maintains an allowance for accounts receivable ($2,685 and $2,958 at December 31, 1996 and June 30, 1996 respectively) based on the expected collectibility of all trade accounts receivable, including receivables sold.

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


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION


(1)      RESULTS OF OPERATIONS

     The Company's net sales for the second quarter of fiscal 1997 increased by 0.7%, or $1.9 million, to $266.6 million compared to the second quarter of fiscal year 1996. Sales for the Company's Transportation Equipment segment totaled $233.9 million for the second quarter of fiscal 1997 compared with $235.0 million for the same period last year. Sales by our North American automotive operations declined $5.5 million, or 3.7%, due primarily to the strike by Canadian autoworkers against General Motors in Canada. Automotive sales in Europe also declined $0.9 million, or 1.5%, led by weaker demand in France. Current quarter results include sales of $11.5 million from our Brazilian subsidiaries, a 66.1% increase over the second quarter of last year, which was prior to the commencement of production at our new plant in Brazil. Sales for the Company's Tread Rubber segment increased 10.0% to $32.7 million, reflecting the impact of new business from the previously announced contract with Treadco, Inc., the nation's largest independent truck-tire retreader.

     Based on published industry data, management believes that car and light truck production for the United States and Canada decreased by almost 3% during the quarter when compared to the same period in the prior year. Car production decreased by over 7%, while light truck production actually increased over 2%. Vehicles for which the Company supplies components that were particularly strong during the quarter included the Chrysler minivan, Ford Taurus and Ford F-Series light truck.

     For the first half of fiscal 1997, sales of the Transportation Equipment segment were $463.7 million or 4.8% ahead of the first half of fiscal 1996. Virtually all of the year-over-year sales increase was experienced in the first quarter. Chrysler minivan and Ford Taurus were especially strong in the first half of the year and our new plant in Brazil was not in production until the third quarter of fiscal 1996. Sales in the Tread Rubber segment for the first half of fiscal 1997 were $68.5 million, up $7.4 million from the same period in fiscal 1996. The 12.1% sales gain is attributable to the Treadco contract noted above.

     Gross income for the second quarter of fiscal 1997 increased $9.9 million to $31.7 million, or 11.9% of net sales, from $21.8 million, or 8.2% of net sales for the same period in fiscal 1996. The increase in gross income occurred in each business unit. Principal factors affecting the improvement were: (1) reduction in launch costs from the prior year period, (2) a reduction in raw material costs, and (3) continued benefit from cost reduction and process improvement programs. This continued improvement brought gross income as a percentage of sales from a first quarter rate of 9.5% to a year-to-date rate of 10.7%. This compares to 6.2% for the first six months of fiscal 1996.

     Research, engineering and development expenses for the quarter and for the first six months of fiscal 1997 exceeded those of the same periods in the prior year. The increase relates primarily to the Company's effort to introduce a significantly improved vehicle sealing system that will have cosmetic, weight and performance characteristics that are superior to current products as well as allow for cycle time improvements in production. Even when completed, use of this process and product in production will be dependent on customers' acceptance of its benefits. At this time, development is expected to continue through calendar 1997.

     Selling, general and administrative expenses increased $0.2 million, or 1.2%, to $16.9 million compared to $16.7 million in fiscal 1996. As a percentage of sales, these costs remained flat at 6.3% for the period.

     For the first half of fiscal 1997, the increase in Other, net is attributable to better performance at Nishikawa Standard Company, primarily in the first quarter of the year.

     The Company's tax provision for the second quarter of fiscal 1997 reflects a tax rate of 46.3%. This compares with a year-to-date rate of 55.2%. This high effective rate continues to demonstrate the Company's inability to utilize net operating losses generated in certain of its foreign operations. The improvement in the rate reflects the fact that these operations are getting closer to profitable status. The recognition of tax benefits related to the losses will be reported in future periods as opportunities to utilize these carryforwards become more certain.

(2)  FINANCIAL CONDITION

     Cash provided by operations for the first half of fiscal 1997 was $38.4 million. This represents a decrease from the same period in fiscal 1996 of $22.1 million. The major factor resulting in the net decline is the accounts receivable transaction described in Note 4 that took place in fiscal 1996. This was partially offset by improved operating results, higher depreciation and amortization and the one-time benefit of a change in payment terms with a major customer. The first half of fiscal 1997 ended with higher inventories that could be expected due to the holiday shutdown period; however, management believes they will come down from these levels through the end of the year.

     Capital spending for the first six months of fiscal 1997 totaled $25.7 million compared to $36.4 million for the same period last year. The total capital spending for fiscal 1996 was $79.7 million. The Company expects capital spending to approximate $65.0 million. This includes capital required in connection with the start-up of an operation in Mexico. Construction has been started on this project with estimated completion of the first phase estimated for the fall of calendar 1997. This operation is owned 70% by the Company and 30% by Nishikawa Rubber Company of Japan.

     At December 31, 1996, debt represented 34.8% of total capitalization compared with 36.2% at June 30, 1996. This improvement is the result of net cash generation from the business used to pay down debt.

(3)  SUBSEQUENT EVENT

     On January 27, 1997, the Company announced plans to close two manufacturing facilities in the United States. These closings will result in the termination of approximately 500 employees. Business currently conducted at these locations will be moved to other U.S. manufacturing locations owned by the Company. The Company expects to record a significant charge against earnings in the third quarter of fiscal 1997 related to this decision. The cost of closing the facilities will depend on several factors, including negotiations with employee groups. The Company anticipates estimated costs will be reflected in third quarter results for fiscal 1997. Any costs incurred in the closing process that will benefit future operations, such as moving machinery and equipment to another location, will be charged to operations as incurred.

(4) CAUTIONARY STATEMENT FOR PURPOSES OF "SAFE HARBOR" UNDER THE PRIVATE SECURITIES REFORM ACT OF 1995

     This document may include projections, forecasts and other forward-looking statements about the Company, the industry in which it competes and the markets it serves. The achievement of such projections, forecasts and other forward-looking statements is subject to certain risks and uncertainties, fully detailed in the "Cautionary Statements for Purposes of "Safe Harbor" Under the Private Securities Reform Act of 1995" in the Company's Annual Report on Form 10-K for the year ended June 30, 1996, which is on file with the Securities and Exchange Commission.


PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities

         None.

Item 3.  Defaults upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security-Holders

          None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K


         (a) Exhibits



         Exhibit No.
         Under Reg. S-K    Form 10-Q
         Item 601          Exhibit No.       Description
         --------------    -----------       -----------------------------------------------------
         10                10a               Second Amendment to Receivables Purchase Agreement
         10                10b               Third Agreement of Amendment to the Standard Products
                                             Revolving Credit Facility
         10                10c               Amendment of Agreement of the Note Purchase Agreement
                                             dated December 16, 1993 between The Standard Products
                                             Co. and the Metropolitan Life Insurance Company
         27                27                Financial Data Schedule


         (b)  Reports on Form 8-K

         None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        THE STANDARD PRODUCTS COMPANY




     Dated:   February 10, 1997         by   /s/ Donald R. Sheley, Jr.
                                            ----------------------------
                                            Donald R. Sheley, Jr.
                                            Vice President, Finance
                                            Chief Financial Officer


                                            /s/ Bernard J. Theisen
                                           ----------------------------
                                           Bernard J. Theisen
                                           Corporate Controller
                                           Prinicpal Accounting Officer

                                EXHIBIT INDEX




         Exhibit No.
         Under Reg. S-K    Form 10-Q
         Item 601          Exhibit No.       Description
         --------------    -----------       -----------------------------------------------------
         10                10a               Second Amendment to Receivables Purchase Agreement
         10                10b               Third Agreement of Amendment to the Standard Products
                                             Revolving Credit Facility
         10                10c               Amendment of Agreement of the Note Purchase Agreement
                                             dated December 16, 1993 between The Standard Products
                                             Co. and the Metropolitan Life Insurance Company
         27                27                Financial Data Schedule