Form 10-Q
period 1997-03-31
STANDARD PRODUCTS CO
filed 1997-05-09
CIK 93448

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended MARCH 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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




     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes. x No.
                                              ----   ----
THE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF MAY 2 , 1997 WAS 16,808,523 SHARES.



--------------------------------------------------------------------------------


                       This report consists of 11 pages.

                         THE STANDARD PRODUCTS COMPANY
                         QUARTERLY REPORT ON FORM 10-Q

                               TABLE OF CONTENTS




PART I.  FINANCIAL INFORMATION                                                                      PAGE

Item 1.  Financial Statements

         Consolidated Statements of Operations ..................................................     3

         Consolidated Balance Sheets ............................................................     4

         Consolidated Statements of Cash Flows ..................................................     5

         Notes to Consolidated Financial Statements .............................................     6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations ..     8




PART II. OTHER INFORMATION




Item 1.  Legal Proceedings ......................................................................     9

Item 2.  Changes in Securities ..................................................................     9

Item 3.  Defaults upon Senior Securities ........................................................    10

Item 4.  Submission of Matters to a Vote of Security-Holders ....................................    10

Item 5.  Other Information ......................................................................    10

Item 6.  Exhibits and Reports on Form 8-K .......................................................    10





SIGNATURES ......................................................................................    11






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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS



             THE STANDARD PRODUCTS COMPANY AND SUBSIDIARY COMPANIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE PERIODS ENDED MARCH 31,
                                  (UNAUDITED)
                   (THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)





                                                        THREE MONTHS                NINE MONTHS
                                                    --------------------        --------------------
                                                     1997       1996             1997       1996
                                                    ---------  ---------        ---------  ---------
Net Sales.........................................  $281,774   $277,274         $814,005   $780,781

Cost of Goods Sold:
 Materials, wages and other manufacturing costs...   231,611    233,046          685,169    685,265
 Research, engineering and development expenses...    11,402     10,349           33,087     30,462
                                                    --------   --------         --------   --------
                                                     243,013    243,395          718,256    715,727
                                                    --------   --------         --------   --------
 Gross income.....................................    38,761     33,879           95,749     65,054

Selling, General and Administrative Expenses......    17,569     19,290           51,773     53,181
Non-recurring Charge (Note 5).....................    17,661          -           17,661          -
                                                    --------   --------         --------   --------
Operating Income..................................     3,531     14,589           26,315     11,873
                                                    --------   --------         --------   --------

Other (Income) Expense:
 Royalty and dividend income......................      (123)      (318)            (566)      (557)
 Interest expense.................................     3,024      3,604            9,752     11,579
 Other, net.......................................       351       (839)            (415)    (1,650)
                                                    --------   --------         --------   --------
                                                       3,252      2,447            8,771      9,372
                                                    --------   --------         --------   --------
Income before Taxes on Income.....................       279     12,142           17,544      2,501
Provision for Taxes on Income                           (236)     4,859            9,289      3,457
                                                    --------   --------         --------   --------
 Net Income (Loss)................................  $    515   $  7,283         $  8,255   $   (956)
                                                    ========   ========         ========   ========

Earnings (Loss) Per Common Share..................  $   0.03   $   0.43         $   0.49   $  (0.06)
                                                    ========   ========         ========   ========

Weighted average shares outstanding (in thousands)    16,808     16,755           16,802     16,752
                                                    ========   ========         ========   ========

Dividends declared per share......................  $   0.17   $   0.17         $   0.51   $   0.51
                                                    ========   ========         ========   ========

       The accompanying notes are an integral part of these statements.

             THE STANDARD PRODUCTS COMPANY AND SUBSIDIARY COMPANIES
                          CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)

                                                                          (UNAUDITED)
                                                                           MARCH 31,            JUNE 30,
                                                                             1997                 1996
                                                                           ----------          ---------
ASSETS
Current Assets:
 Cash and cash equivalents..............................................   $   2,730           $       -
 Receivables, less allowances of $3,214 at March 31 and
 $2,958 at June 30 (Note 4).............................................     162,442             180,787
Inventories.............................................................      67,814              60,377
Prepaid insurance, taxes, etc...........................................      29,753              19,680
                                                                           ---------           ---------
 Total current assets...................................................     262,739             260,844

Property, Plant and Equipment, at cost..................................     573,138             548,816
 Less - Accumulated depreciation........................................    (276,935)           (250,278)
                                                                           ---------           ---------
                                                                             296,203             298,538
Goodwill, net...........................................................      67,841              71,653
Other Assets............................................................      51,550              53,660
                                                                           ---------           ---------
                                                                           $ 678,333           $ 684,695
                                                                           =========           =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
 Short-term notes payable...............................................   $  16,823              $1,198
 Current maturities of long-term debt...................................       1,560               2,450
 Accounts payable.......................................................      75,888              99,093
 Accrued payrolls.......................................................      28,365              26,651
 Accrued expenses.......................................................      89,457              74,565
 Dividend payable.......................................................       2,857               2,853
                                                                           ---------           ---------
 Total current liabilities..............................................     214,950             206,810
                                                                           ---------           ---------
Long-term Debt, net of current maturities...............................     128,385             143,041
Other Postretirement Benefits...........................................      27,260              26,023
Deferred Income Taxes and Other Credits.................................      53,548              50,056
Commitments and Contingent Liabilities (Note 3)
Shareholders' Equity:
 Serial preferred shares, without par value, authorized 6,000,000 voting
  and 6,000,000 non-voting shares, none issued..........................           -                   -
 Common shares, par value $1 per share; authorized 50,000,000 shares, issued and outstanding, 16,808,123 shares at March 31 and
  16,784,867 at June 30.................................................      16,808              16,785
 Paid-in capital........................................................      98,156              96,906
 Retained earnings......................................................     154,203             154,669
 Foreign currency translation adjustments...............................     (11,707)             (6,318)
 Minimum pension liability..............................................      (3,270)             (3,277)
                                                                           ---------           ---------
 Total shareholders' equity.............................................     254,190             258,765
                                                                           ---------           ---------
                                                                           $ 678,333           $ 684,695
                                                                           =========           =========

        The accompanying notes are an integral part of these statements

             THE STANDARD PRODUCTS COMPANY AND SUBSIDIARY COMPANIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                             (THOUSANDS OF DOLLARS)



                                                                                                     NINE MONTHS ENDED MARCH 31,
                                                                                                    ------------------------------
                                                                                                         1997            1996
                                                                                                    --------------  --------------
Cash Flows from Operating Activities:

Net income (loss).................................................................................       $  8,255        $   (956)
Adjustments to reconcile net income to net cash provided by (used for)
 operating activities:
 Depreciation and amortization....................................................................         45,461          39,167
 Deferred taxes and other credits.................................................................          1,775          (1,178)
 Effect of changes in foreign currency............................................................           (955)           (240)
 Other............................................................................................            130          (5,532)
 Net changes in assets and liabilities:
  Receivables (Note 4)............................................................................         18,345          52,162
  Inventories.....................................................................................         (7,331)         (1,727)
  Accounts payable and accrued expenses...........................................................         (6,099)          1,543
  Other current assets and liabilities............................................................        (10,069)         (2,509)
                                                                                                         --------        --------
   Net cash provided by operating activities......................................................         49,512          80,730

Cash Flows from Investing Activities:
 Purchase of property, plant and equipment, net...................................................        (39,573)        (52,481)
 Investment in nonconsolidated entities...........................................................           (150)           (266)
                                                                                                         --------        --------
  Net cash used by investing activities...........................................................        (39,723)        (52,747)

Cash Flows from Financing Activities:
 Proceeds of long-term borrowings.................................................................         18,005          38,862
 Repayment of long-term borrowings (Note 4).......................................................        (32,533)        (69,413)
 Net increase (decrease) in short-term borrowings.................................................         15,625          (3,448)
 Cash dividends...................................................................................         (8,721)         (8,546)
                                                                                                         --------        --------
  Net cash used by financing activities...........................................................         (7,624)        (42,545)

Effect of exchange rate changes on cash...........................................................            565             512
                                                                                                         --------        --------
Net increase (decrease) in cash and cash equivalents..............................................          2,730         (14,050)

Cash and cash equivalents at the beginning of the period..........................................              0          19,546
                                                                                                         --------        --------
Cash and cash equivalents at the end of the period................................................       $  2,730        $  5,496
                                                                                                         ========        ========

        The accompanying notes are an integral part of these statements.

             THE STANDARD PRODUCTS COMPANY AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1997

                             (AMOUNTS IN THOUSANDS)



(1)  BASIS OF PRESENTATION

     The accompanying consolidated financial statements have been prepared by management and, in the opinion of management, contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 1997 and June 30, 1996, and the results of its operations for the three and nine months ended March 31, 1997 and 1996 and cash flows for the nine months ended March 31, 1997 and 1996. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996. Results for interim periods are not necessarily indicative of those to be expected for the year. Certain reclassifications have been made to prior year amounts to conform with current year presentation.

(2)  INVENTORIES

     Inventories are stated at the lower of cost or market. The majority of domestic inventories are valued using the last-in, first-out (LIFO) method and the remaining inventories are valued using the first-in, first-out (FIFO) method. The major components of inventory are as follows:


                                     March 31, 1997  June 30, 1996
                                     --------------  -------------
 Raw materials.....................    $28,360         $27,186
 Work-in-process and finished goods     39,454          33,191
                                       -------         -------
  Totals...........................    $67,814         $60,377
                                       =======         =======

(3)  COMMITMENTS AND CONTINGENCIES

     At March 31, 1997, the Company was in compliance with its various financial covenants. Under the most restrictive of the revised covenants of the Company's various loan agreements, principally the Revolving Credit Agreement, $58,804 of retained earnings were not restricted at March 31, 1997 for the payment of dividends. Management expects that the Company will remain in compliance with its financial covenants through the period ending March 31, 1998.

     The Company and its subsidiaries are involved in certain legal actions and claims. In the opinion of management, any liability which may ultimately be incurred would not materially affect the financial position or results of operations of the Company.

(4)  ACCOUNTS RECEIVABLE SECURITIZATION

     In September 1995, the Company and certain of its U.S. subsidiaries entered into an agreement to sell, on an ongoing basis, all of their accounts receivable to The Standard Products Funding Corporation (Funding Co.), a wholly owned subsidiary of the Company. Accordingly, the Company and those subsidiaries, irrevocably and without recourse, transferred all of their U.S. dollar denominated trade accounts receivable (principally representing amounts owed by original equipment customers in the U.S. automotive and related industries) to the Funding Co. The Funding Co. has sold and, subject to certain conditions, may from time to time sell an undivided interest in those receivables to the Clipper Receivables Corporation. The Funding Co. is permitted to receive advances of up to $50,000 for the sale of such undivided interest. At March 31, 1997, $50,000 had been advanced to the Funding Company. Unless extended by amendment, the agreement expires in September 1998.

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

     The Company maintains an allowance for accounts receivable ($3,214 and $2,958 at March 31, 1997 and June 30, 1996, respectively) based on the expected collectibility of all trade accounts receivable, including receivables sold.

(5)  NON-RECURRING CHARGE

     During the third quarter, the Company announced it's intention to permanently close two automotive parts plants in Schenectady, New York and Lexington, Kentucky and recorded a non-recurring charge of $17,661 or $0.63 per share of common stock, after tax. The closures are being undertaken to reduce overcapacity, which will allow the Company to improve customer service, reduce operating costs, improve productivity and asset utilization. The closures, which are expected to be completed by December 1997, will result in the reduction of approximately 500 employees.

     The Company's provision consists of a $12,500 accrual to recognize severance, benefits and other employee costs and $5,200 for asset writedowns and building razing costs. At March 31, 1997, approximately $575 in costs have been charged against these reserves. These reserves are reflected as a current liability in accrued expenses on the accompanying consolidated balance sheet.

     The Company anticipates that approximately $2,500 in incremental costs associated with the transfer of operations will be incurred through calendar 1997. These costs will benefit future operations and do not qualify for accrual in the current period. Examples include, costs to move machinery, equipment and inventory, equipment set-up and relocation of employees retained by the Company. Approximately $792 of the expected amount was incurred during the third quarter.

(6)  NEW ACCOUNTING STANDARDS

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

     The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings per Share." This statement establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. This statement is effective for financial statements issued for periods ending after December 15, 1997. Earlier application is not permitted.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION



(1)      RESULTS OF OPERATIONS


     The Company's net sales for the third quarter of fiscal 1997 increased by 1.6%, or $4.5 million, to $281.7 million compared to the third quarter of fiscal year 1996. Sales for the Company's Transportation Equipment segment totaled $251.7 million for the third quarter of fiscal 1997 compared with $244.0 million for the same period last year. Sales of the Company's North American automotive operations increased $3.6 million, or 2.4%, due primarily to higher volumes on Chrysler minivans and Jeep sport-utility vehicles as well as several General Motors models which include several new product launches. Automotive sales in Europe declined $3.2 million, or 5.0%, due primarily to currency translations from the weakened French franc and lower unit volume in France. This decline was partially offset by a strengthened British pound. Current quarter results include sales of $14.7 million from our Brazilian subsidiaries, a 98.2% increase over the third quarter of last year, when operations at our new Brazilian plant commenced. The Company's sales in Brazil are primarily attributable to the Fiat Palio which has nearly reached projected volumes. The Company believes that excellent opportunities to add additional business in Brazil exist as other automobile manufacturers are commencing or increasing operations in the country. Sales for the Company's Tread Rubber segment decreased 9.4% to $30.1 million, reflecting lower specialty mixing sales and the impact of equipment sales to our new customer Treadco, Inc. in the third quarter of fiscal 1996.

     Based on published industry data, management believes that car and light truck production for the United States and Canada increased by approximately 7% during the quarter when compared to the same period in the prior year. Car production increased by just under 7%, while light truck production increased over 8%. Vehicles for which the Company supplies components that had particularly strong sales during the quarter included the Chrysler minivan, Cirrus, and Jeep sport-utility vehicle and GM Lumina and Ford Windstar.

     For the first nine months of fiscal 1997, sales of the Transportation Equipment segment were $715.3 million or 4.2% greater than the same period of fiscal 1996. Chrysler minivan and Cirrus and Ford Taurus sales were especially strong in the first nine months of the year and our new plant in Brazil commenced production in the third quarter of fiscal 1996. Year-to-date sales from Brazil have increased by $19.8 million over prior year levels. Sales in the Tread Rubber segment for the first nine months of fiscal 1997 were $98.7 million, up $4.3 million from the same period in fiscal 1996. The 4.6% sales gain is attributable to the increased sales levels from the Treadco contract noted above.

     Gross income for the third quarter of fiscal 1997 increased $4.9 million to $38.8 million, or 13.8% of net sales, from $33.9 million, or 12.2% of net sales for the same period in fiscal 1996. Principal factors affecting the improvement were a reduction in raw material costs, and continued benefit from cost reduction and process improvement programs. This continued improvement brought gross income as a percentage of sales to a year-to-date rate of 11.8%. This compares to 8.3% for the first nine months of fiscal 1996.

     Research, engineering and development expenses for the quarter increased $1.1 million, or 10.1% to $11.4 million over the same period in fiscal 1996. Year-to-date amounts increased $2.6 million or 8.6% to $33.1 million. The increases relate primarily to the Company's effort to introduce a significantly improved vehicle sealing system that will have cosmetic, weight and performance characteristics that are superior to current products as well as allow for cycle time improvements in production. Even when completed, use of this process and product in production will be dependent on customers' acceptance of its benefits. Development is expected to continue through calendar 1997. The Company also incurred increased costs from the addition of engineering staff for Brazilian operations.

     Selling, general and administrative expenses for the third quarter decreased $1.7 million to $17.6 million compared to $19.3 million for the same period in fiscal 1996. Year-to-date amounts have decreased by $1.4 million to $51.8 million. The decreases are primarily attributable to third quarter fiscal 1996 start-up costs associated with bringing the new Brazilian plant on-line.


     As discussed in Note 5, the Company incurred a charge of $17.7 million for the closure of two manufacturing facilities in North America. These closures were deemed necessary by management to reduce overcapacity. The Company continually reviews capacity as part of its business planning process.

     Other income and expense for the current quarter were $3.3 million in expense, an increase of $.8 million over the same period a year ago. This increase is primarily attributable to a reduction in earnings at NISCO, our joint venture with Nishikawa Rubber Company of Japan. This reduction was partially offset by lower interest expense as a result of lower borrowing levels compared to the same quarter a year ago. Year-to-date other income and deductions were $8.8 million in expense, a decrease of $.6 from the prior year. The reduction is primarily the result of lower interest expense due to reduced borrowings as a result of the Company's improved operations and lower capital expenditures compared to the prior year, when construction of the new Brazilian plant was at its peak.

     The Company's tax provision for the third quarter of fiscal 1997 reflects a tax credit of $.2 million. This is attributable to a lower effective state income tax rate. The year-to-date effective rate is 52.9%. This high effective rate is the result of the Company's inability to utilize net operating losses generated in certain of its foreign operations, principally Brazil. This rate shows continued improvement from prior quarters in the current year as these operations become profitable and tax loss carryforwards can be utilized.

(2)  FINANCIAL CONDITION

     Cash provided by operations for the first nine months of fiscal 1997 was $49.5 million. This represents a decrease from the same period in fiscal 1996 of $31.2 million. The major factor resulting in the net decline is the $50.0 million accounts receivable transaction described in Note 4 that took place in fiscal 1996. In addition, the Company experienced an increase of $7.3 million in inventory over the prior period, the majority of which is attributable to the requirements of the new Brazilian plant. This was partially offset by improved operating results, higher depreciation and amortization and the one-time benefit of a change in payment terms with a major customer.

     Capital spending for the first nine months of fiscal 1997 totaled $39.6 million compared to $52.5 million for the same period last year. The total capital spending for fiscal 1996 was $79.7 million. The Company expects capital spending for fiscal 1997 to approximate $65.0 million. This includes capital required in connection with the start-up of an operation in Mexico. Construction has started on this project and it is estimated the current phase of construction will be completed in the fall of calendar year 1997. This operation is owned 70% by the Company and 30% by Nishikawa Rubber Company of Japan.

     Cash utilized by financing activities resulted in a net outflow of $7.6 million for the first nine months of the fiscal year. The payment of regular quarterly dividends accounted for the majority of this fund utilization. The Company has reduced long term debt levels by $14.7 million at March 31 and has replaced it with short term notes. At March 31, 1997, debt represented 36.6% of total capitalization compared with 36.2% at June 30, 1996.

(3) CAUTIONARY STATEMENT FOR PURPOSES OF "SAFE HARBOR" UNDER THE PRIVATE SECURITIES REFORM ACT OF 1995

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


PART II.  OTHER INFORMATION



Item 1.   Legal Proceedings

          None.

Item 2.   Changes in Securities

          None.

Item 3.  Defaults upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.


Item 5.  Other Information

         None.


Item 6.  Exhibits and Reports on Form 8-K


         (a) Exhibits


         Exhibit No.
         Under Reg. S-K  Form 10-Q
         Item 601        Exhibit No.    Description
         --------------  -----------    -----------

              4              4e         Agreement of Amendment, dated as of April 30, 1994 among The Standard
                                        Products Company, as Borrower, and National
                                        City Bank, Society National Bank, Comerica Bank and NBD
                                        Bank, N.A. and National City Bank, as Agent
             27              27         Financial Data Schedule


         (b)  Reports on Form 8-K

         None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        THE STANDARD PRODUCTS COMPANY


   Dated:   May  9, 1997         by     /s/ Donald R. Sheley, Jr.
                                        ----------------------------
                                        Donald R. Sheley, Jr.
                                        Vice President, Finance
                                        Chief Financial Officer


                                        /s/ Bernard J. Theisen
                                        ----------------------------
                                        Bernard J. Theisen
                                        Corporate Controller
                                        Principal Accounting Officer