Form 10-K405
period 1997-06-30
STANDARD PRODUCTS CO
filed 1997-09-16
CIK 93448

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES AND EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 1997           Commission File Number: 1-2917

                         THE STANDARD PRODUCTS COMPANY
             (Exact Name of Registrant as Specified in its Charter)

                                      OHIO
                        (State or Other Jurisdiction of
                         Incorporation or Organization)
                                   34-0549970
                                 (IRS Employer
                              Identification No.)

                             2401 SOUTH GULLEY ROAD
                            DEARBORN, MICHIGAN 48124
               (Address of Principal Executive Offices)(Zip Code)

       Registrant's telephone number, including area code: (313) 561-1100
          Securities Registered Pursuant to Section 12(b) of the Act:

                                                           NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                            ON WHICH REGISTERED
             -------------------                           ---------------------
         Common Shares, $1 Par Value                      New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes [X]     No [ ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by non-affiliates of the Registrant as of September 8, 1997 (based on the closing price of the Registrant's Common Stock reported on the New York Stock Exchange Composite Tape on such date), was approximately $452.8 million.

The number of shares of Common Stock outstanding as of September 8, 1997, was 16,846,738 shares.

                      Documents incorporated by reference

Portions of the Registrant's Proxy Statement related to the 1997 Annual Meeting of Shareholders are incorporated by reference in Part III.
================================================================================

                                     PART I

ITEM 1. BUSINESS

     General and Industry Segments

     The Standard Products Company (the "Company") was incorporated in the State of Ohio in 1927 and is engaged primarily in the manufacture of rubber and plastic parts requiring a substantial degree of product engineering and high-volume production processes for automotive original equipment manufacturers ("OEMs") in North America, Europe and Brazil. Through its Holm Industries, Inc. subsidiary, the Company is the largest supplier of rubber and plastic sealing components for the refrigeration industry in the North America. These two businesses form the Company's Transportation Equipment Segment. The Company also manufactures precure and mold cure tread rubber for the truck tire retreading industry. This business, which operates through the Company's subsidiary, Oliver Rubber Company, constitutes the Tread Rubber Segment.

     Additional financial information concerning the Company's reportable business segments and geographic areas for the years ended June 30, 1997, 1996 and 1995 is included in Note 15 of the Consolidated Financial Statements found on page F-20.

     The Company has expanded its operations into Brazil and Mexico over the past two years. In May 1995, the Company increased its ownership in Itatiaia Standard, a Brazilian company, from 20% to 100%. This was done in connection with its construction of a new production facility in Brazil. As part of the new construction, the Company formed a new entity, Standard Products Brasil Industria E Comercio LTDA. ("SPB"). During fiscal 1997, the Company ceased production at all Itatiaia Standard locations and consolidated all manufacturing operations at SPB which operates the new plant in Varginha.

     In 1995, the Company formed Standard Products de Mexico, S.A. de C.V. ("SPM") In 1996, the Company sold a 30% interest in this entity to Nishikawa Rubber Company, of Hiroshima, Japan ("Nishikawa"). Construction of a new plant in Mexico began during fiscal 1997 with completion scheduled by the end of calendar 1997. This facility will manufacture automotive parts for the North American automotive original equipment market.

     The Company also has a 50% ownership interest in Nishikawa Standard Company ("NSC"), a North American joint venture with Nishikawa.

TRANSPORTATION EQUIPMENT SEGMENT

     Automotive Original Equipment

     Products. Rubber products supplied to the automotive manufacturing industry include flocked rubber and steel weatherstrip assemblies to seal vehicle windows; flocked rubber window channel assemblies and rubber window gaskets; and vehicle body and door dynamic sealing systems. These products form the sealing system of automotive vehicles, preventing water leakage and inhibiting wind noise from entering the vehicle. Attractiveness of design is an important feature of the sealing system. An increasing number of the Company's parts are sold to automotive original equipment manufacturers as complete sealing systems. This is a departure from former practices which involved more suppliers who supplied individual parts, not complete systems. The Company also supplies molded rubber engine mounts and body cushions, which comprise a vehicle's vibration control system.

     Plastic products made by the Company include metallized, multicolored and embossed exterior and interior vinyl trim, painted vinyl trim and flocked vinyl and steel weatherstrip assemblies. The plastic exterior products serve as protective barriers preventing damage to the vehicle's sheet metal and can be an integral part of the vehicle's overall styling and appearance.

     Markets and Customers. The Company manufactures parts and accessories for automotive and truck OEMs in the United States, Brazil, Canada, and Europe. Manufacturing operations for the automotive original equipment market of this segment are conducted by the Company, SPB, Standard Products (Canada) Limited, Standard Products Limited (SPL) and Standard Products Industriel (SPI). This segment is highly dependent on the success of OEMs worldwide and on three customers in particular (Ford, General

Motors and Chrysler), the loss of one or more of which would have a material adverse effect on this segment (See Note 15 of the Consolidated Financial Statements found on page F-20 for the percentage of sales to its three largest customers). As the Company continues to expand its global position, it also spreads the risk over those additional countries and develops stronger relationships with other major OEMs, such as Fiat in South America.

     The general economic climate in the various geographic areas in which the Company produces and ships parts is presently good. In particular, the Brazilian economy continues to show increasing stability with only modest inflation over the last year, while North America and Europe remain in modest growth patterns that are typical of mature markets. Foreign exchange rates could affect the Company as Brazil continues a steady devaluation of its currency in support of lower inflation and various European countries adopt measures to ensure their inclusion in the European Economic Community in the year 2000. In the coming year, the Company will commence operations at its 70% owned facility at Aquascalientes, Mexico, a country emerging from considerable economic uncertainty.

     In addition to the factors noted above, the globalization of the economy is bringing new competition for customers in North America. Management views the Company's extensive worldwide experience as a major asset in retaining and generating new business; however, this trend has only added to the pressure from our major customers to reduce prices.

     Sales and Distribution. The market for new automobiles in any country is highly dependent on the general economic conditions in that country. Since most of the Company's rubber and plastic automotive products are sold as original equipment, sales of such products are directly affected by the annual car production of OEMs. The Company does not have a backlog of orders at any point in time. Instead, original equipment sales are based upon purchase orders issued annually by automobile manufacturers for each part which the Company manufactures. The purchase orders are for all or a percentage of the customers' estimated requirements and are binding, subject to the annual car production. As the year evolves, customers issue releases under those purchase orders, specifying quantities of the parts which the assembly plants require. The Company's sales and product development personnel work directly with the engineering and styling departments of the automotive OEMs in the engineering and development of its various products. The Company maintains sales offices strategically located to provide support and service to its customers.

     While the Company's business is not seasonal in the traditional sense, July, August and December are generally lower volume months. OEMs typically perform model changeovers and have plant shutdowns during July, European operations are closed for vacations in August and assembly plants are usually closed for a period from shortly before Christmas until after New Year's Day.

     The Company utilizes, as a distribution center for some of its automotive finished products, approximately 142,000 square feet of a 283,000 square foot public warehouse which it operates in Dearborn, Michigan. The balance of the warehouse space is allocated to commercial customers' use. In 1997, the Company acquired a 207,000 square foot warehouse in Goldsboro, North Carolina for use by two plants located in the surrounding area for raw materials and finished goods. The Company also distributes automotive finished products from a leased warehouse in Charlotte, North Carolina, central to the Company's other southern plants. Most of the Company's nondomestic customers are supplied directly by foreign manufacturing plants of subsidiaries of the Company.

     Competition. Each aspect of the Company's business in automotive products is highly competitive. No single firm competes with the Company in all aspects of this business, however, major competitors would include Gencorp, Inc., the Schlegel group of British Tire & Rubber, Harvard Industries' Kingston-Warren subsidiary and Cooper Tire and Rubber. In its international markets, the Company also competes with several other manufacturers in Europe and South America who are large and have substantial resources. There can be no assurance that competitors will not be able to take actions, including developing new technology or products, or offering prolonged reduced pricing, which could adversely affect the Company.

     In addition to the competitors noted above, the continued globalization of the automotive industry has brought new competition to North America. In particular, Draftex GmbH, a subsidiary of London-based

Laird Group PLC has built a new production facility in North America. While the Company competes with Draftex in Europe this has added another supplier to the field in North America at a time when customers are trying to reduce their supplier base. Although reliable industry statistics are not available, the Company believes that it is one of the leading manufacturers of rubber window and door weather sealing products and plastic trim for the worldwide automotive industry.

     Although each customer may emphasize a different component as its primary criteria, the automotive industry has historically competed in three areas in providing customer service: quality, cost and time. Time in this sense relates to on-time delivery, time to bring new products to market, manufacturing cycle time, etc. The Company also believes that engineering and design capabilities now play a greater role in the competitive process. Management believes the Company's investment in engineering and design capabilities is a requirement to achieving future business. The Company has historically met the customers' requirements in these areas.

     Other

     The Company, through its subsidiary, Holm Industries, Inc., manufactures a variety of custom-designed extruded plastic (primarily polyvinyl chloride and PVC compounds) gaskets and seals sold as original equipment to manufacturers of residential and commercial refrigerators, dishwashers and air conditioners. These products are custom designed to enhance energy control and, in the case of dishwashers, to prevent water leakage. Holm also produces extruded plastic parts for the residential exterior door and window industries and extruded rubber products for the automobile restoration and truck manufacturing industries. Holm is the largest supplier of extruded plastic gaskets and seals to the North American refrigeration and freezer market. Holm manufactures and sells its products in the United States and, through a Mexican joint venture and license agreements in Brazil, Argentina, and India.

     Working Capital

     The Transportation Equipment segment typically maintains a strong working capital position which provides adequate cash flow. Accounts receivable are promptly paid and inventories turn over rapidly. The Company entered into an agreement in 1995 to sell $50,000,000 of accounts receivable (See Note 4 to the Consolidated Financial Statements found on page F-15). The Company maintains sufficient credit lines under borrowing arrangements to meet the Company's cash requirements.

     Joint Ventures

     Through its North American joint venture, NSC, a general partnership owned 50% by the Company and 50% by Nishikawa, the Company manufactures vehicle body and door sealing systems for sale to North American automotive original equipment manufacturers and Japanese transplants. Major customers include Honda, Ford Motor Company and Automotive Alliance International (formerly Mazda). Manufacturing operations are conducted at plants located in Bremen, New Haven, and Topeka, Indiana. Currently, the chief operating officer of The Standard Products Company is the chief executive officer of NSC and chairman of its Policy Committee.

     In 1996, the Company sold 30% of its ownership interest in SPM to Nishikawa. The Company retained a 70% interest. The venture will manufacture automotive parts for the North American automotive original equipment market once construction of a new facility is completed in late 1997.

TREAD RUBBER SEGMENT

     Products. The Company's wholly owned subsidiary, Oliver Rubber Company ("Oliver"), manufactures and markets precure and mold cure tread rubber, bonding gum, cement, repair materials and equipment for the tire retreading industry.

     Oliver also supplies custom mixed rubber to the Company for use in automotive original equipment products and to NSC for the manufacture of door seals for automotive original equipment. Oliver also custom mixes rubber compounds for selected customers throughout the United States.

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

     Sales and Distribution. In North America, tread rubber products are marketed by Oliver's sales force to retread dealers, some of which are licensed by Oliver. Licensed dealers use Oliver's patented precure system and market tread rubber under the name Tuff-Cure.

     Competition. The tread rubber industry is very competitive with more than ten suppliers, of which three are significant. Competition is based upon the price and quality of the products supplied. While exact market share information is not available, it is estimated that based on pounds shipped, the largest supplier of precure tread rubber is Bandag, Incorporated ("Bandag"). Unlike Bandag, Oliver sells both precure and mold cure tread rubber. Management believes Oliver is currently the largest supplier of mold cure rubber in North America and the second largest supplier of tread rubber.

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

RAW MATERIALS

     The principal materials used by the Company and its subsidiaries in its Transportation Equipment and Tread Rubber segments are synthetic rubber and rubber chemicals. In addition, other significant materials used by the Company in its Transportation Equipment segment include plastic resins, woven fabrics, flock fibers, coil steel, aluminum and adhesives. The majority of these materials are purchased on the open market from domestic suppliers.

     The Company believes that it has adequate supplies of raw materials available from reliable sources for the levels of production presently anticipated.

ENGINEERING AND DEVELOPMENT

     Although the Company operates in mature industries, it continues to spend significant amounts for engineering and development of new products, processes and applications. These amounts are disclosed on the Consolidated Statements of Income found on page F-8 included herein. Product development is an essential part of the market strength of the Company. The Company's sales and product development personnel work directly with the engineering and styling departments of its major customers in the development of new products. In recent years, the Company's involvement with its automotive customers has begun at the earlier model design stage, with the Company assuming an increasing share of engineering and design capability and responsibility. The Company's main sales and product development group is located in Dearborn, Michigan, close to the purchasing and engineering groups of its largest customers. The Company also has significant product development facilities at Stratford, Ontario, Huntingdon, England and Bezons, France.

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

EMPLOYEES

     As of June 30, 1997, the Company employed approximately 10,350 persons, of whom approximately 7,600 were hourly employees. Employee relations at the Company's plants generally have been good. Approximately 50% of the Company's employees were represented by labor unions as of June 30, 1997.

ENVIRONMENTAL MATTERS

     The Company believes that it is in substantial compliance with federal, state and local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment. The Company maintains personnel whose function is to monitor compliance with environmental protection regulations.

     At its Gaylord, Michigan plant, the Company is correcting a previously defined condition of groundwater located under its plant by injecting such water to underground depths well below and separate from the drinking water aquifer. To the extent necessary, permits for all corrective activities have been obtained from the Michigan Department of Environmental Quality and the United States Environmental Protection Agency. Chemicals in addition to those previously defined have also been identified in the groundwater. The Company is investigating whether the source of the additional chemicals is on-site or off-site.

     The Company has been previously designated as a potentially responsible party in connection with several disposal sites. Settlements with payment of an immaterial amount or no amount at all have been obtained for all except two sites, one located in Jamestown, North Carolina and the other in Zionsville, Indiana. Management believes that it was an insignificant contributor at these sites and believes that these matters will be resolved without material adverse affect to the Company's financial statements.

     The Company has been notified by the State of New York that the property occupied by its Schenectady plant, which is expected to be closed by the end of 1997, is being investigated due to allegations concerning possible contamination resulting from the operations of the previous property owner. The State has reclassified the site based on the presence of several contaminants and has requested the Company to perform certain actions. The Company voluntarily completed interim actions and is continuing site investigations to define the extent and source of the contaminants. The Company has petitioned the State of New York to reclassify this site as one not needing further action.

     Where appropriate, the Company has accrued for the above mentioned items in accordance with its accounting policies. See Note 1, "Environmental Compliance and Remediation" of the Consolidated Financial Statements found on page F-13. Management believes, on the basis of presently available information, that resolution of these matters will not materially affect liquidity, capital resources or the consolidated financial condition of the Company.

FOREIGN OPERATIONS

     The Company owns all of the outstanding shares of Standard Products (Canada) Limited, a Canadian corporation which is engaged primarily in the manufacture of rubber and plastic parts and accessories for United States and Canadian automotive OEMs. The Company also serves the automotive replacement parts market and distributes products for the truck tire retreading industry.

     The Company all of the outstanding shares (except for qualifying shares held by nominees) of Standard Products Limited, an English corporation which is engaged primarily in the manufacture of rubber and plastics parts and accessories for the North American, United Kingdom and European automotive original equipment manufacturers and for the automotive replacement parts market.

     The Company acquired all of the issued and outstanding shares of capital stock of Standard Products Industriel ("SPI"), a corporation organized under French law in December 1992. SPI is engaged in the business of designing, developing, manufacturing and distributing rubber and plastic parts and accessories principally for the European automotive OEMs and for the automotive replacement parts market.

     In March 1996, the Company commenced production at a newly-constructed plant located in Varginha, Brazil. This 236,000 square foot facility manufactures plastic and rubber sealing components for the automotive original equipment industry in South America. A substantial portion of the plant's business is the production of parts for Fiat's world car, the Palio. During 1995, the Company had increased its presence in Brazil by incorporating Standard Products Brazil (SPB) and by purchasing the 80% of Itatiaia Standard not then owned by it. During 1996 and 1997 the Company consolidated all Itatiaia Standard's manufacturing operations into the new facility in Varginha. In addition to Fiat, customers of SPB include Ford, General Motors and Volkswagen.

     In 1995, the Company formed Standard Products de Mexico, S.A. de C.V. During 1996, the Company sold a 30% interest in this entity to Nishikawa. Construction of a new plant in Aguascalientes began during fiscal 1997. This plant is expected to begin production by the end of calendar 1997. When complete, the 76,000 square foot plant will manufacture rubber and plastic automotive parts for the North American OEMs.

     The Company also has minority equity interests in and licensing arrangements with firms in Japan, Korea, India, Mexico and other countries throughout the world.

     The Company's United States export sales in the aggregate for the three fiscal years ended June 30, 1997, 1996 and 1995, were $111,017,000, $95,793,000 and $71,749,000, respectively, of which a substantial portion is represented by sales to automotive original equipment manufacturers in Canada.

     The Company's experience has been that its significant foreign businesses in Canada and Western Europe do not present materially different risks or problems from those encountered in its United States markets. The risks of the Company, Standard Products (Canada) Limited, Standard Products Limited, Standard Products Brazil, and Standard Products Industriel involve meeting the customers' expectations as to the timely delivery of parts which meet their specifications. The automotive business is directly affected by the annual car production of original equipment manufacturers. Standard Products (Canada) Limited, Standard Products Limited, Standard Products Brazil and Standard Products Industriel participate in the risk of varying car builds similar to any of the Company's other automotive plants which supply domestic assembly plants.

     The Company expects that the risks of conducting business in the Brazilian automotive original equipment market will be greater than the North American and European automotive markets. The Company must deal with several new issues including but not limited to more stringent governmental regulation, potential high inflation, and the general economic instability associated with emerging markets.

ITEM 2. PROPERTIES

     The Company operates the properties for the Transportation Equipment segment as follows:

                                                                  LAND           PLANT
                          LOCATION                              (ACREAGE)    (SQUARE FEET)
                          --------                              ---------    -------------
Aguascalientes, Mexico......................................      15.9           76,000
Bezons, France..............................................       4.3          140,000
Bolbec, France (1)..........................................      24.3          276,000
Cleveland, Ohio.............................................      12.0          157,000
Dearborn, Michigan (Warehouse and Offices)..................      13.9          358,000
Etobicoke, Ontario, Canada (1)..............................        .8           33,000
Gaylord, Michigan...........................................      96.2           92,000
Georgetown, Ontario, Canada.................................       5.7           89,000
Goldsboro, North Carolina...................................       6.6          140,000
Goldsboro, North Carolina...................................      27.3          207,000
Greenville, Michigan........................................       1.0           10,000
Griffin, Georgia............................................      17.5          190,000
Hartselle, Alabama (1)......................................      11.1           72,000
Huntingdon, England.........................................      11.1          175,000
Itaquaquecetuba, Brazil (2).................................      11.9           54,000
Kittanning, Pennsylvania....................................       6.1           80,000
Lexington, Kentucky (2).....................................       5.9          115,000
Lillebonne, France..........................................       9.1          100,000
Maesteg, Wales..............................................       8.4          102,000
Mississauga, Ontario, Canada (1)............................       5.0           97,000
Mitchell, Ontario, Canada...................................      10.5           88,000
New Ulm, Minnesota..........................................       3.5           46,000
Plymouth, England (1).......................................       9.0          127,000
Rocky Mount, North Carolina.................................      24.2          222,000
St. Charles, Illinois.......................................       2.3           47,000
Schenectady, New York (2)...................................      22.5          224,000
Scottsburg, Indiana.........................................       8.5          192,000
Spartanburg, South Carolina.................................      30.1           85,000
Stratford, Ontario, Canada..................................      20.0           80,000
Stratford, Ontario, Canada..................................      26.8          107,000
Stratford, Ontario, Canada..................................       5.4           94,000
Tijuana, Mexico (1).........................................        --           10,000
Varginha, Brazil............................................      38.3          236,000
Vitre, France (1)...........................................      16.6          207,000
Winnsboro, South Carolina...................................      26.4          175,000

     The Company operates the properties for the Tread Rubber segment as follows:

                                                                  LAND           PLANT
                          LOCATION                              (ACREAGE)    (SQUARE FEET)
                          --------                              ---------    -------------
Asheboro, North Carolina....................................      16.4          161,000
Athens, Georgia.............................................      32.0          109,000
Athens, Georgia (1).........................................       3.3           37,000
Dallas, Texas (1)...........................................       6.0           96,000
Export, Pennsylvania (1)....................................       2.0           40,500
Oakland, California.........................................       4.2          112,000
Paris, Texas................................................      28.5           31,000
Salisbury, NC...............................................       2.7           37,200
Stratford, Ontario, Canada..................................       5.4           94,000
Wadsworth, Ohio.............................................       2.0           28,000

-------------------------

(1) Leased from others. The leases are short to medium term operating leases, some of which have options to renew for additional periods. Rental rates are competitive for the market in which the property is located. The Company believes that all of these leased facilities could be replaced for comparable terms.

(2) Location closed in late fiscal 1997 or is scheduled for closure in fiscal 1998. Land and buildings will be held for sale.

     The Company operates a 283,000 square foot public warehouse in Dearborn, Michigan of which the Company utilizes approximately 142,000 square feet for its own products. The Company has its corporate headquarters (including engineering and product development) at this location. In addition to the 283,000 square feet of office space, the Company also utilizes approximately 44,000 square feet of space for offices.

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

     None

EXECUTIVE OFFICERS OF THE REGISTRANT

     The information below is included in this report pursuant to instruction 3 to Item 401(b) of Regulation S-K.

     The Executive Officers of the Company are elected annually to serve for one-year terms or until their successors are elected and qualified. The Executive Officers listed below were elected on October 22, 1996, except for Mr. Roudebush who was elected on July 24, 1997 and Mr. Jacobson who was elected on

January 27, 1997. The business experience, principal occupations and employment during the last five years of the individuals holding the office are indicated in the table below.

                                                                                                 SERVED IN
                                                                                                  PRESENT
                                                                                                  OFFICE
             NAME                AGE                   POSITION WITH REGISTRANT                    SINCE
             ----                ---                   ------------------------                  ---------


James S. Reid, Jr. ............  71    Chairman of the Board of Directors                          1981
                                       Mr. Reid resigned from his position as Chief Executive
                                       Officer, which he held since 1962, effective July 24,
                                       1997.
Ronald L. Roudebush............  50    Vice Chairman and Chief Executive Officer                   1997
                                       Formerly, Mr. Roudebush was part owner and an officer of
                                       Milford Dodge, Inc. from 1995 and President of Rockwell
                                       Automotive from 1991 to 1994.
Theodore K. Zampetis...........  52    President and Chief Operating Officer                       1991
                                       Formerly, Mr. Zampetis was Executive Vice President --
                                       President Standard Products Automotive Operations from
                                       1990.
Donald R. Sheley, Jr. .........  55    Vice President, Finance and Chief Financial Officer         1995
                                       Formerly, Mr. Sheley was Vice President and Corporate
                                       Controller, Cooper Industries, Inc. from 1988 until
                                       joining the Company in July, 1995.
Larry J. Enders................  55    Vice President of the Company and President and Chief       1993
                                       Executive Officer, Oliver Rubber Company
                                       Formerly, Mr. Enders was Vice President -- Purchasing
                                       and Worldwide Supply from 1991.
James F. Keys..................  43    Executive Vice President -- International Operations        1996
                                       Formerly, Mr. Keys was Vice President of the Company and
                                       Managing Director of Standard Products Limited from 1991
                                       to 1996.
Stephan J. Mack................  60    President, Holm Industries, Inc.                            1986
Ted M. McQuade.................  43    Executive Vice President, North American Automotive
                                       Operations
                                       Formerly, Mr. McQuade was Manager of Production Support
                                       and Global Integration, Appliance Business, General
                                       Electric from 1990.
Gerard Mesnel..................  58    Executive Vice President -- Advanced Technology             1995
                                       Worldwide and President and Directeur General, Standard
                                       Products Industriel
                                       Formerly, Mr. Mesnel was President/Consultant, GSF Cie.
                                       since 1990.
Richard N. Jacobson............  47    General Counsel and Secretary                               1997
                                       Formerly, Mr. Jacobson was Senior Corporate Counsel for
                                       The B. F.Goodrich Company from 1987.
John C. Brandmahl..............  58    Vice President -- Human Resources                           1991
Wayne E. Hodges................  47    Vice President -- Sales and Marketing                       1995
                                       Formerly, Mr. Hodges was Senior Vice President and
                                       Corporate Secretary of Toyoda Gosei Company Ltd.
Charles F. Nagy................  45    Treasurer                                                   1992
Bernard J. Theisen.............  38    Corporate Controller and Assistant Secretary                1995
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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     On August 1, 1997, the Company had 16,810,238 share of its Common Shares $1 par value outstanding, which were owned by 975 shareholders of record.

     During 1997 and 1996, the Company paid quarterly cash dividends on its Common Shares of $.17 per share. Information concerning long-term debt, including restrictions and provisions relating to distributions and cash dividends on the Company's Common Shares, appears on Note 8 which appears on page F-16 of this report.

     The Company's Common Shares are traded on the New York Stock Exchange under the symbol SPD. Market data as shown in the following table:

                                                           1997                          1996
                                                   ---------------------         ---------------------
                 FISCAL QUARTER                     HIGH           LOW            HIGH           LOW
                 --------------                     ----           ---            ----           ---
1st..............................................  $25.75         $18.50         $24.00         $17.00
2nd..............................................  $26.25         $22.75         $18.75         $13.50
3rd..............................................  $26.50         $22.00         $25.00         $16.38
4th..............................................  $26.88         $21.38         $28.25         $23.00

ITEM 6. SELECTED FINANCIAL DATA

     The information required by the Item is on page F-1 included herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this Item is on pages F-2 through F-6 included herein.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Financial statements and supplementary data are as set forth in the "Index to Consolidated Financial Statements, Supporting Schedules and Supplemental Data" on page 19 included herein.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     As to Executive Officers, the information required is included in Part I of this report on Form 10-K. The information required by Item 10 as to directors of the Registrant is incorporated herein by reference to the information set forth under the caption "Election of Directors" on pages 4 through 6 of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held October 21, 1997 ("1997 Proxy Statement"). The information required concerning Section 16 compliance is incorporated herein by reference to the information set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" on page 19 of the 1997 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by Item 11 is incorporated herein by reference to the material under the caption "Executive Compensation" on pages 7 through 14 of the 1997 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 is incorporated herein by reference to the information set forth under the captions "Security Ownership of Certain Beneficial Owners and Management" on pages 1 through 3 of the 1997 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 is incorporated herein by reference to the information set forth under the caption "Compensation Committee Interlocks and Insider Participation" on page 12 of the 1997 Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) (1) Financial Statements:

          See Index to Consolidated Financial Statements, Supporting Schedules and Supplemental Data on page 20 included herein.

     (a) (2) Financial Statement Schedule:

          See Index to Consolidated Financial Statements, Supporting Schedules and Supplemental Data on page 20 included herein.

     (a)(3) Exhibits:

                                                                             IF INCORPORATED BY
 EXHIBIT NO.                                                                REFERENCE, DOCUMENTS
UNDER REG. S-K     FORM 10-K                                                 WITH WHICH EXHIBIT
   ITEM 601       EXHIBIT NO.               DESCRIPTION                     WAS PREVIOUSLY FILED
--------------    -----------               -----------               ---------------------------------

       2               2a        Stock Sale Agreement, Dated          Form 8-K, Dated January 26, 1993
                                 December 19, 1992 with respect to    (Filed with the SEC on February
                                 the acquisition of the Standard      9, 1993; see Exhibit 2 therein)
                                 Products Industriel Group.
       3               3a        Second Amended and Restated          Quarterly Report Form 10-Q (Filed
                                 Articles of Incorporation            with the SEC on November 1, 1993;
                                                                      see Exhibit 3a therein)
       3               3b        Amended and Restated Code of         Form S-3 Registration No.
                                 Regulations                          33-62054 (Filed with the SEC on
                                                                      May 5, 1993; see Exhibit 3.2
                                                                      therein)
       4               4a        Senior Notes Agreement --            Quarterly Report Form 10-Q (Filed
                                 $75,000,000 6.55% Senior Notes       with the SEC on February 11,
                                 due December 16, 2003, by and        1994; see Exhibit 4 therein)
                                 among The Standard Products
                                 Company and Metropolitan Life
                                 Insurance Company and certain of
                                 its Affiliates
       4               4b        First Amendment to Senior Notes
                                 Agreement -- $75,000,000 6.55%
                                 Senior Notes due December 16,
                                 2003 by and among The Standard
                                 Products Company and Metropolitan
                                 Life Insurance Company and
                                 certain of its Affiliates dated
                                 September 22, 1995
       4               4c        Second Amendment to Senior Notes     Quarterly Report on Form 10Q
                                 Agreement -- $75,000,000 6.55%       (Filed with the SEC on February
                                 Senior Notes due December 16,        10, 1997; see Exhibit 10c
                                 2003 by and among The Standard       therein)
                                 Products Company and Metropolitan
                                 Life Insurance Company and
                                 certain of its Affiliates dated
                                 December 9, 1996
       4               4d        Senior Notes Agreement --            Annual Report Form 10-K (Filed
                                 $25,000,000 aggregate principal      with the SEC on September 25,
                                 amount 9.56% Senior Notes due        1989; see Exhibit 4b therein)
                                 July 1, 1999 by and between the
                                 Company and Nationwide Life
                                 Insurance Company ($12,000,000),
                                 Aid Association for Lutherans
                                 ($10,000,000) and Employers Life
                                 Insurance Company of Wausau
                                 ($3,000,000) dated as of June 30,
                                 1989

                                                                             IF INCORPORATED BY
 EXHIBIT NO.                                                                REFERENCE, DOCUMENTS
UNDER REG. S-K     FORM 10-K                                                 WITH WHICH EXHIBIT
   ITEM 601       EXHIBIT NO.               DESCRIPTION                     WAS PREVIOUSLY FILED
--------------    -----------               -----------               ---------------------------------
       4               4e        First and Second Amendments to       Annual Report Form 10-K (Filed
                                 the Senior Notes Agreement --        with the SEC on September 15,
                                 $25,000,000 aggregate principal      1992; see Exhibit 4f therein)
                                 amount, dated February 22, 1991
                                 (First Amendment) and, June 30,
                                 1991 (Second Amendment), between
                                 the Company and Nationwide Life
                                 Insurance Company, Aid
                                 Association for Lutherans and
                                 Employers Life Insurance Company
                                 of Wausau
       4               4f        Third Amendment to Senior Notes
                                 Agreement aggregate principal
                                 amount $25,000,000 dated January
                                 19, 1993, between the Company and
                                 Nationwide Life Insurance
                                 Company, and Aid Association for
                                 Lutherans and Employers Life
                                 Insurance Company of Wausau
       4               4g        Fourth Amendment to Senior Note      Annual Report Form 10-K (Filed
                                 Agreement principal amount           with the SEC on September 13,
                                 $3,000,000, dated as of January      1995)
                                 31, 1995 by and between the
                                 Company and Employers Life
                                 Insurance Company of Wausau
                                 Fourth Amendment to Senior Note
                                 Agreement principal amount
                                 $12,000,000 dated as of January
                                 31, 1995 by and between the
                                 Company and Nationwide Life
                                 Insurance Company
                                 Fourth Amendment to Senior Note
                                 Agreement principal amount
                                 $10,000,000 dated as of January
                                 31, 1995 by and between the
                                 Company and Aid Association for
                                 Lutherans
       4               4h        Fifth Amendment to Senior Note
                                 Agreement dated September 22,
                                 1995, aggregate principal amount
                                 $25,000,000 between the Company
                                 and Nationwide Life Insurance
                                 Company, Aid Association for
                                 Lutherans and Employers Life
                                 Insurance Company of Wausau

                                                                             IF INCORPORATED BY
 EXHIBIT NO.                                                                REFERENCE, DOCUMENTS
UNDER REG. S-K     FORM 10-K                                                 WITH WHICH EXHIBIT
   ITEM 601       EXHIBIT NO.               DESCRIPTION                     WAS PREVIOUSLY FILED
--------------    -----------               -----------               ---------------------------------
       4               4i        Credit Agreement, dated as of        Annual Report Form 10-K (Filed
                                 January 19, 1993, among The          with the SEC on September 14,
                                 Standard Products Company, as        1993; see Exhibit 4c therein)
                                 Borrower, and National City Bank,
                                 Society National Bank, Comerica
                                 Bank and NBD Bank, N.A. and
                                 National City, as Agent.
       4               4j        First Amendment to Credit            Quarterly Report 10-Q (Filed with
                                 Agreement, dated as of April 30,     the SEC on May 9, 1997)
                                 1994, among The Standard Products
                                 Company, as Borrower, and
                                 National City Bank, Society
                                 National Bank, Comerica Bank and
                                 NBD Bank, N.A. and National City,
                                 as Agent.
       4               4k        Second Agreement of Amendment to
                                 the Credit Agreement, dated as of
                                 August 25, 1995, among The
                                 Standard Products Company, as
                                 borrower, and National City Bank
                                 as agent and for itself, Society
                                 National Bank, Comerica Bank and
                                 NBD Bank
       4               4l        Third Agreement of Amendment to      Quarterly Report 10-Q (Filed with
                                 the Credit Agreement, dated as of    the SEC on November 14, 1997; see
                                 October 25, 1996, among The          Exhibit 4 therein)
                                 Standard Products Company, as
                                 borrower, and National City Bank
                                 as agent and for itself, KeyBank
                                 National Association, Comerica
                                 Bank and NBD Bank.
       4               4m        Confirmation and Interest Rate       Annual Report Form 10-K (Filed
                                 and Currency Exchange Agreement,     with the SEC on September 13,
                                 dated November 12, 1993, between     1995)
                                 the Company and National City
                                 Bank
       4               4n        Interest Rate and Currency           Annual Report Form 10-K (Filed
                                 Exchange Agreement, Termination      with the SEC on September 13,
                                 of $7 million in principal           1995)
                                 amount, dated June 16, 1995
                                 between the Company and National
                                 City Bank
      10              10a        Supplemental Salaried Pension        Annual Report Form 10-K (Filed
                                 Plan                                 with the SEC on September 29,
                                                                      1986; see Exhibit 10a therein)
      10              10b        The Standard Products Company        Form S-8 Registration No.
                                 1985 Employee Incentive Stock        33-01558 (Filed with the SEC on
                                 Option Plan                          November 15, 1985; see Exhibit 4a
                                                                      therein)

                                                                             IF INCORPORATED BY
 EXHIBIT NO.                                                                REFERENCE, DOCUMENTS
UNDER REG. S-K     FORM 10-K                                                 WITH WHICH EXHIBIT
   ITEM 601       EXHIBIT NO.               DESCRIPTION                     WAS PREVIOUSLY FILED
--------------    -----------               -----------               ---------------------------------
      10              10c        The Standard Products Company        Form S-8 Registration No.
                                 1989 Employee Incentive Stock        33-33612 (Filed with the SEC on
                                 Option Plan                          February 28, 1990; see Exhibit 4a
                                                                      therein)
      10              10d        The Standard Products Company        Form S-8 Registration No.
                                 1991 Employee Stock Option Plan      33-51556 (Filed with the SEC on
                                                                      September 2, 1992; see Exhibit 4c
                                                                      therein)
      10              10e        The Standard Products Company        Form S-8 Registration No.
                                 1991 Restricted Stock Plan           33-51554 (Filed with the SEC on
                                                                      September 2, 1992; see Exhibit 4c
                                                                      therein)
      10              10f        The Standard Products Company        Annual Report Form 10-K (Filed
                                 Restricted Stock Agreement           with the SEC on September 15,
                                 between the Company and the          1992; see Exhibit 10h therein)
                                 Chairman and Chief Executive
                                 Officer
      10              10g        The Standard Products Company        Annual Report Form 10-K (Filed
                                 Restricted Stock Agreement           with the SEC on September 15,
                                 between the Company and the          1992; see Exhibit 10i therein)
                                 President and Chief Operating
                                 Officer
      10              10h        The Standard Products Company        Annual Report Form 10-K (Filed
                                 Restricted Stock Agreement           with the SEC on September 27,
                                 between the Company and the          1996; see Exhibit 10h therein)
                                 Executive Vice
                                 President-International
                                 Operations
      10              10i        The Standard Products Company        Form S-8 Registration No.
                                 1993 Employee Stock Option Plan      33-53989 (Filed with the SEC on
                                                                      June 6, 1994; see Exhibit 4
                                                                      therein)
      10              10j        Receivables Purchase Agreement       Quarterly Report Form 10-Q (Filed
                                 dated as of September 22, 1995       with the SEC on February 13,
                                 among The Standard Products          1996; see Exhibit 10 therein)
                                 Funding Corporation as seller and
                                 The Standard Products Company as
                                 initial Master Servicer and
                                 Clipper Receivables Corporation
                                 as Purchaser and State Street
                                 Boston Capital Corporation as
                                 Administrator and National City
                                 Bank as Relationship Bank
      10              10k        Amendment to Receivables Purchase
                                 Agreement
      10              10l        Purchase and Sale Agreement dated    Quarterly Report Form 10-Q (Filed
                                 as of September 22, 1995 among       with the SEC on February 13,
                                 The Standard Products Company, as    1996; see Exhibit 10 therein)
                                 Originator and Master Servicer, 5
                                 Rubber Corporation, Oliver Rubber
                                 Company, and Holm Industries,
                                 Inc., as Originators and
                                 Servicers, and The Standard
                                 Products Funding Corporation, as
                                 the Initial Purchaser
      10              10m        Standard Products Individual         Form S-8 Registration No.
                                 Retirement and Investment Trust      333-01923 (Filed with SEC on
                                 Plan                                 March 22, 1996; see Exhibit 4a
                                                                      therein)

                                                                             IF INCORPORATED BY
 EXHIBIT NO.                                                                REFERENCE, DOCUMENTS
UNDER REG. S-K     FORM 10-K                                                 WITH WHICH EXHIBIT
   ITEM 601       EXHIBIT NO.               DESCRIPTION                     WAS PREVIOUSLY FILED
--------------    -----------               -----------               ---------------------------------
      10              10n        The Standard Products Company        Form S-8 Registration No.
                                 Collectively Bargained Savings       333-01921 (Filed with SEC on
                                 and Retirement Plan                  March 22, 1996; see Exhibit 4a
                                                                      therein)
      10              10o        Second Amendment to Receivables      Quarterly Report 10-Q (Filed with
                                 Purchase Agreement                   the SEC on February 10, 1997; see
                                                                      Exhibit 10a therein)
      10              10p        The Standard Products Company
                                 Restricted Stock Agreement
                                 between the Company and the
                                 Executive Vice President-Advanced
                                 Technology Worldwide
      10              10q        The Standard Products Company        Form S-8 Registration Statement
                                 1996 Employee Stock Option Plan      No. 333-21225 (Filed with SEC on
                                                                      February 6, 1997; see Exhibit
                                                                      4(a) therein)
      10              10r        Letter Re: Employment of J.S.
                                 Reid, Jr., dated July 24, 1997.
      10              10s        Employment Agreement between the
                                 Standard Products Company and
                                 Ronald L. Roudebush dated July 1,
                                 1997.
      10              10t        Employment Agreement between the
                                 Standard Products Company and
                                 Theodore K. Zampetis dated
                                 September 1, 1997.
      10              10u        The Standard Products Company
                                 Restricted Stock Agreement
                                 between the Company and the
                                 Chairman of the Board of
                                 Directors dated July 1, 1997.
      13               13        Proxy Statement for the Annual
                                 Meeting of Shareholders to be
                                 held on October 21, 1997
      21               21        Subsidiaries of Registrant
      23               23        Consent of Independent
                                 Accountants
      24               24        Power of Attorney
      27               27        Financial Data Schedule

     (b) Reports on Form 8-K: No reports have been filed during the last quarter of the fiscal year covered by this report on Form 10-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this the 16th day of September 1997.

                                          THE STANDARD PRODUCTS COMPANY

                                          By:   /s/ DONALD R. SHELEY, JR.

                                            ------------------------------------
                                                   Donald R. Sheley, Jr.
                                                Vice President, Finance and
                                                  Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         /s/ RONALD L. ROUDEBUSH            Vice Chairman and Chief Executive     September 16, 1997
------------------------------------------  Officer; Director
           Ronald L. Roudebush

         /s/ THEODORE K. ZAMPETIS           President and Chief Operating         September 16, 1997
------------------------------------------  Officer; Director
           Theodore K. Zampetis

        /s/ DONALD R. SHELEY, JR.           Vice President, Finance and Chief     September 16, 1997
------------------------------------------  Financial Officer
          Donald R. Sheley, Jr.             Principal Financial Officer

          /s/ BERNARD J. THEISEN            Corporate Controller                  September 16, 1997
------------------------------------------  Principal Accounting Officer
            Bernard J. Theisen

         /s/ JAMES S. REID, JR.*            Chairman of the Board of Directors,   September 16, 1997
------------------------------------------  Director
            James S. Reid, Jr.

          /s/ JAMES C. BAILLIE*             Director                              September 16, 1997
------------------------------------------
             James C. Baillie

          /s/ EDWARD B. BRANDON*            Director                              September 16, 1997
------------------------------------------
            Edward B. Brandon

           /s/ JOHN DODDRIDGE*              Director                              September 16, 1997
------------------------------------------
              John Doddridge

           /s/ JOHN D. DRINKO*              Director                              September 16, 1997
------------------------------------------
              John D. Drinko

           /s/ CURTIS E. MOLL*              Director                              September 16, 1997
------------------------------------------
              Curtis E. Moll

          /s/ MALCOLM R. MYERS*             Director                              September 16, 1997
------------------------------------------
             Malcolm R. Myers

        /s/ LEIGH H. PERKINS, SR.*          Director                              September 16, 1997
------------------------------------------
          Leigh H. Perkins, Sr.

        /s/ ALFRED M. RANKIN, JR.*          Director                              September 16, 1997
------------------------------------------
          Alfred M. Rankin, Jr.

           /s/ ALAN E. RIEDEL *             Director                              September 16, 1997
------------------------------------------
              Alan E. Riedel

            /s/ JOHN D. SIGEL*              Director                              September 16, 1997
------------------------------------------
              John D. Sigel

         /s/ W. HAYDEN THOMPSON*            Director                              September 16, 1997
            W. Hayden Thompson

*By:      /s/ RICHARD N. JACOBSON
     -------------------------------------
        Richard N. Jacobson
         Attorney-in-Fact

                         THE STANDARD PRODUCTS COMPANY

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS,
                   SUPPORTING SCHEDULES AND SUPPLEMENTAL DATA

Selected Financial Data.....................................     F-1

Management's Discussion and Analysis of Results of
  Operations and Financial Condition........................     F-2

Consolidated Financial Statements and Supplemental Data

  Management's Responsibility for Financial Statements......     F-7

  Report of Independent Accountants.........................     F-7

  Consolidated Statements of Income for the Years ended June
     30, 1997, 1996 and 1995................................     F-8

  Consolidated Balance Sheets, June 30, 1997 and 1996.......     F-9

  Consolidated Statements of Cash Flows for the Years ended
     June 30, 1997, 1996 and 1995...........................    F-10

  Consolidated Statements of Shareholders' Equity for the
     Years ended June 30, 1997, 1996 and 1995...............    F-11

  Notes to the Consolidated Financial Statements............    F-12

Financial Statement Schedules:

  Report of Independent Accountants on the Financial
     Statement Schedule.....................................     S-1

  Schedule II  Valuation and Qualifying Accounts for the
               Years Ended June 30, 1997, 1996 and 1995.....     S-2

     All schedules, other than Schedule II, are omitted since the information is not required or is otherwise furnished.

     Separate financial statements of the Registrant have been omitted since restricted net assets of consolidated subsidiaries and unconsolidated investees and the Company's share of the unconsolidated subsidiaries' equity is less than 25% of the Company's net assets at June 30, 1997.

                            SELECTED FINANCIAL DATA

                                       1997         1996        1995       1994       1993       1992
                                       ----         ----        ----       ----       ----       ----
                                                 (THOUSANDS OF DOLLARS EXCEPT SHARE DATA)
INCOME STATEMENT
Net Sales.........................  $1,108,268   $1,083,920   $995,926   $872,367   $763,796   $657,036
Gross Income......................     145,456      108,482     99,455   119,427..   108,607     94,253
Selling, General & Administrative
 Expenses.........................      68,559       69,616     60,121     57,787     49,768     41,760
Non-Recurring Charge..............      17,661           --      8,832      4,424         --         --
Interest (Income) Expense, net....      11,859       12,779     13,010      9,093      8,214     13,659
Other (Income) Expense, net.......         918       (2,437)       233     (2,092)       399         54
Provision for Taxes on Income.....      18,929       13,947     (2,807)    17,183     16,803     15,475
Income (Loss) from Continuing
 Operations and Before
 Extraordinary Item and Cumulative
 Effect on Prior Years of Change
 in Accounting Principle..........      27,530       14,577     20,066   33,032..     33,423     23,305
Income (Loss) from Operations and
 Disposal of Discontinued
 Division, Net of Tax.............          --           --         --         --         --         --
Income (Loss) Before Extraordinary
 Item and Cumulative Effect on
 Prior Years of Change in
 Accounting Principle.............      27,530       14,577     20,066     33,032     33,423     23,305
Extraordinary Item, Net of Tax....          --           --         --         --     (2,559)        --
Cumulative Effect on Prior Years
 of Change in Accounting
 Principle, Net of Tax............          --           --         --         --     (8,301)        --
Net Income (Loss).................  $   27,530   $   14,577   $20,066..  $ 33,032   $ 22,563   $ 23,305
Percent Net Income to Sales.......         2.5          1.3        2.0   3.8.....        3.0        3.5
Percent Net Income to Average
 Shareholders' Equity.............        10.4          5.6        8.0       14.5       12.1       19.5
PER SHARE
Income (Loss) from Continuing
 Operations and Before
 Extraordinary Item and Cumulative
 Effect on Prior Years of Change
 in Accounting Principle..........  $     1.64   $      .87   $   1.20   $   1.99   $   2.21   $   1.79
Income (Loss) from Discontinued
 Operations.......................          --           --         --         --         --         --
Extraordinary Item, Net of Tax....          --           --         --         --   $   (.17)        --
Cumulative Effect on Prior Years
 of Change in Accounting
 Principle, Net of Tax............          --           --         --         --   $   (.55)        --
Net Income (Loss).................  $     1.64   $      .87   $   1.20   $   1.99   $   1.49   $   1.79
Cash Dividends Declared...........  $      .68   $      .68   $    .68   $    .65   $    .54   $    .38
Book Value........................  $    15.96   $    15.42   $  15.56   $  14.55   $  13.56   $  11.82
BALANCE SHEET
Property, Plant & Equipment.......  $  583,614   $  548,816   $489,534   $422,576   $377,564   $279,830
Accumulated Depreciation..........     280,608      250,278    220,095    180,567    153,137    130,410
Total Assets......................     691,859      684,695    701,889    624,314   564,850..  398,793..
Working Capital...................      46,565       53,455    127,498     87,922     79,396     97,303
Long-term Debt....................     121,804      143,041    190,522    135,381    115,607     69,289
Shareholders' Equity..............     268,357      258,765    260,495    242,677    224,436    177,753
Cash Dividends Declared...........  $   11,579   $   11,400   $ 11,445   $ 10,821   $  8,450   $  5,103
OTHER
Additions to Property, Plant &
 Equipment, net...................  $   59,004   $   79,684   $ 54,671   $ 59,120   $ 38,000   $ 18,367
Depreciation & Amortization.......  $   53,130   $   52,545   $ 46,839   $ 40,495   $ 29,887   $ 26,228
Shares Outstanding................      16,810       16,785     16,736     16,674     16,552     15,044
Average Shares Outstanding........      16,804       16,758     16,711     16,627     15,114     13,010

                                      1991       1990       1989       1988
                                      ----       ----       ----       ----
                                    (THOUSANDS OF DOLLARS EXCEPT SHARE DATA)
INCOME STATEMENT
Net Sales.........................  $592,090   $590,699   $527,896   $473,035
Gross Income......................    38,946     65,316     81,452     83,878
Selling, General & Administrative
 Expenses.........................    40,073     35,011     27,111     23,694
Non-Recurring Charge..............        --         --         --         --
Interest (Income) Expense, net....    11,663      8,608      3,125      1,430
Other (Income) Expense, net.......       285      1,846      2,062      1,612
Provision for Taxes on Income.....     7,879      8,060     18,333     20,373
Income (Loss) from Continuing
 Operations and Before
 Extraordinary Item and Cumulative
 Effect on Prior Years of Change
 in Accounting Principle..........   (20,954)    11,791     30,821     36,769
Income (Loss) from Operations and
 Disposal of Discontinued
 Division, Net of Tax.............   (24,655)        --     (2,132)    (2,712)
Income (Loss) Before Extraordinary
 Item and Cumulative Effect on
 Prior Years of Change in
 Accounting Principle.............   (45,609)    11,791     28,689     34,057
Extraordinary Item, Net of Tax....        --         --         --         --
Cumulative Effect on Prior Years
 of Change in Accounting
 Principle, Net of Tax............        --         --         --         --
Net Income (Loss).................  $(45,609)  $ 11,791   $28,689..  $ 34,057
Percent Net Income to Sales.......        --        2.0        5.4        7.2
Percent Net Income to Average
 Shareholders' Equity.............        --        7.7       18.8       25.5
PER SHARE
Income (Loss) from Continuing
 Operations and Before
 Extraordinary Item and Cumulative
 Effect on Prior Years of Change
 in Accounting Principle..........  $  (1.65)  $    .93   $   2.33   $   2.71
Income (Loss) from Discontinued
 Operations.......................  $  (1.94)        --   $   (.16)  $   (.20)
Extraordinary Item, Net of Tax....        --         --         --         --
Cumulative Effect on Prior Years
 of Change in Accounting
 Principle, Net of Tax............        --         --         --         --
Net Income (Loss).................  $  (3.59)  $    .93   $   2.17   $   2.51
Cash Dividends Declared...........  $    .47   $    .74   $    .69   $    .61
Book Value........................  $   8.06   $  12.05   $  12.05   $  10.96
BALANCE SHEET
Property, Plant & Equipment.......  $251,151   $239,773   $200,801   $154,623
Accumulated Depreciation..........   102,553     91,739     76,591     65,922
Total Assets......................   369,272    362,399    333,741    255,211
Working Capital...................    61,594     90,014     88,937     74,759
Long-term Debt....................   113,298     99,480     75,213     16,577
Shareholders' Equity..............   102,366    152,829    156,348    145,800
Cash Dividends Declared...........  $  5,992   $  9,365   $  9,084   $  8,194
OTHER
Additions to Property, Plant &
 Equipment, net...................  $ 21,179   $ 39,230   $ 32,506   $ 21,345
Depreciation & Amortization.......  $ 24,747   $ 19,975   $ 14,196   $ 11,078
Shares Outstanding................    12,695     12,689     12,975     13,293
Average Shares Outstanding........    12,694     12,753     13,250     13,571

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL
                                   CONDITION
            (ALL AMOUNTS IN THOUSANDS OF DOLLARS EXCEPT SHARE DATA)

OVERVIEW

     The Standard Products Company (the "Company") is recognized as one of the world's leading suppliers of sealing, trim and vibration-control systems to original equipment manufacturers ("OEMs") of passenger cars and light trucks. The Company also maintains a leading position in providing sealing solutions for the refrigeration industry. These operations comprise the Company's Transportation Equipment Segment.

     The Company's truck tire retreading business is reported as the Tread Rubber Segment. This business also has a significant position in its industry.

     Net income of the Company and its consolidated subsidiaries was $27,530 in fiscal 1997, or $1.64 per common share compared with $14,577, or $0.87 per share in fiscal 1996. Results in 1997 included a non-recurring charge of $17,661, or $0.63 per share net of tax, for the closure of manufacturing facilities in Lexington, Kentucky and Schenectady, New York. The Company also incurred costs related to the closures of approximately $1,665, or $0.06 per share net of tax, in the second half of fiscal 1997 which did not qualify for immediate accrual.

     The Company's Financial Statements and Notes to Financial Statements on Pages F-7 through F-22, including the Report of Independent Accountants (the "Financial Statements"), should be read as an integral part of this discussion and analysis.

TRANSPORTATION EQUIPMENT SEGMENT

     Sales by geographic location in this segment were:

                           1997        1996        1995
                           ----        ----        ----
North America........    $682,817    $687,009    $626,152
Europe...............     234,504     241,617     240,100
South America........      58,680      29,479       2,640
                         --------    --------    --------
    Total............    $976,001    $958,105    $868,892
                         ========    ========    ========

SALES PERFORMANCE - 1997 VERSUS 1996

     Fiscal 1997 sales for the Transportation Equipment Segment were $976,001, an increase of $17,896, or 1.9% over the prior year.

     The overall sales increase was primarily attributable to the fact that the Company's new plant in Brazil was operational for the entire year. The new plant shipped products for only the final four months of fiscal 1996.

     The sales reduction in North America resulted primarily from decreases in sales of the Ford Taurus/Sable and Escort, Chevrolet Lumina and Plymouth/Dodge Neon. These reductions were not offset by increases in sales of the Jeep(R) Grand Cherokee and Chrysler minivan and by increased participation in various General Motors programs. In fiscal 1997, automotive production in North America was essentially flat compared to 1996, and trended downward in the fourth quarter of fiscal 1997, when car production by General Motors, Ford and Chrysler combined was more than 10% lower than in the same period of fiscal 1996. The Company is also under continued pressure from the OEMs to reduce the unit price of its products. The appliance sealing business experienced a $2,099 increase in sales over 1996 levels due to continued strong appliance demand in the United States.

     European sales decreased $7,113, or 2.9%, primarily as a result of currency translation related to the French franc. This was partially offset by currency translation gains arising from a stronger British pound. Volumes in Europe were up slightly over 1996 levels, principally as a result of sales to Toyota, Renault and Volvo.

SALES PERFORMANCE - 1996 VERSUS 1995

     Fiscal 1996 sales for the Transportation Equipment Segment were $958,105, an increase of $89,213, or 10.3%, over the prior year.

     The sales increase in North America was entirely related to automotive operations, and occurred despite flat year-over-year production of passenger cars and light trucks in the North American auto market. Strong sales performance by individual platforms within the industry accounted for the increased sales volume. The Chrysler minivan and Jeep(R) Grand Cherokee showed strong sales gains. Year-over-year performance was helped by the fact that this was the Company's first full year of production on the Chrysler minivan. The Ford Taurus/Sable, while declining slightly in sales, showed stronger volumes as the year progressed. This helped support the Company's strong fourth quarter performance. The new Ford F-150 truck also boosted sales. Sales in the appliance sealing business were essentially flat year-over-year, although strong fourth quarter production helped to offset previous quarterly declines in sales from the same periods in the prior year.

     In Europe, volumes increased in the United Kingdom, principally on Ford platforms, while in France volume declined, primarily due to reduced sales to Renault and Fiat. Foreign currency translations in France almost entirely offset the volume declines, while in the United Kingdom they reduced the volume gains by over 40%.

     In South America, results for fiscal 1995 reflect one month's revenue, while fiscal 1996 reflects a full twelve months of sales. Our new plant in Varginha, Brazil, came on-line in the last month of the third quarter of this year, adding solidly to the revenue base.

OPERATING PERFORMANCE - 1997 VERSUS 1996

     Despite only modest sales growth from 1996 to 1997, the Transportation Equipment segment experienced strong improvements in operating results. Operating income after charges for the plant closings in Lexington, Kentucky, and Schenectady, New York, was $55,439, an increase of $15,603 or 39.2% over fiscal 1996 levels. This improvement is attributable to the success of ongoing process improvement and cost reduction initiatives, including a focused effort on lowering raw material costs. Gross margin on sales showed continued improvement throughout the year. Operating income in Brazil also improved by over $8,500 as this operation moved from start-up toward full production.

     Research and development costs increased substantially due in large part to an investment by the Company in vehicle sealing systems that will have cosmetic, weight and performance characteristics superior to current products, as well as allow for cycle time improvements when placed in production. This investment totaled approximately $1,500 in fiscal 1997. Development is expected to continue into next year. The positive impact to the Company from these products and processes will be dependent on customers' acceptance of their benefits. The Company also incurred increased costs totaling $972 from the addition of engineering staff for its Brazilian operation.

     Selling, general and administrative expenses decreased from prior year levels due to the absence of start-up costs related to the Brazilian plant of $6,100. This decrease was substantially offset by increased personnel costs for areas targeted to improve customer service.

     As mentioned above and discussed in Note 3 to the attached financial statements, the Company incurred a charge of $17,661, before tax, for the closure of two North American manufacturing facilities. These closures were deemed necessary by management to consolidate operations and reduce overcapacity in this geographic area. Ongoing production programs at these sites were transferred to existing locations in the United States. The closures are expected to be completed by December 1997 and enhance Company profitability in future years. The Company continually reviews capacity as part of its business planning.

OPERATING PERFORMANCE - 1996 VERSUS 1995

     Fiscal 1996 began poorly but finished on a high note. First quarter gross margins were affected by high start-up costs on several significant new launches and high raw material costs. Beginning in the second quarter of fiscal 1996, costs related to these product launches and raw material costs began to decline. Cost reductions and process improvement programs also helped to generate significant margin improvements as the year unfolded.

     Selling, general and administrative expenses increased substantially in this segment over the prior year. This increase was the result of start-up costs in Brazil of approximately $9,100, as well as the expenses related to the sale of receivables explained further in Note 4 to the financial statements.

     The Company completed the closure of its Canadian plastics plant previously accrued for in 1995. Additional costs were incurred of approximately $1,000 and were charged to normal operations in fiscal 1996.

TREAD RUBBER SEGMENT
GENERAL

     Oliver Rubber Company ("Oliver") manufactures and markets precure and mold cure tread rubber, bonding gum, cement, repair materials and equipment for use in the tire retreading industry. In addition, Oliver supplies custom-mixed rubber to the Company and certain affiliates for use in the automotive original equipment business.

SALES PERFORMANCE - 1997 VERSUS 1996

     Fiscal 1997 sales for the North American based Tread Rubber segment totaled $145,497, an increase of 7.1% over fiscal 1996 sales of $135,869. Included in this amount were $13,230 of intersegment sales, an increase of 31.6% over prior year levels. The increase in intersegment sales resulted from investments made by Oliver to upgrade the capacity and quality of rubber mixing operations at its Asheboro, North Carolina plant. Increased sales to third parties were primarily the result of Oliver's agreement with Treadco, Inc., the largest independent truck tire retreader in the United States, which was signed in 1996.

SALES PERFORMANCE -- 1996 VERSUS 1995

     Sales for fiscal 1996 were $135,869, including intersegment sales of $10,054. This was an increase of 1.7%, or $2,213 over fiscal 1995.

     In fiscal 1995, Oliver closed its European operations. Accordingly, there were no sales in Europe in fiscal 1996. During fiscal 1995, sales in Europe were $5,239. Sales in North America increased by $7,452 in fiscal 1996. Roughly 46% of this increase came from additional intersegment sales to the Transportation Equipment segment. During fiscal 1996, Oliver made a significant investment in its mixing plant in Asheboro, North Carolina, resulting in improved quality and increased sales to the Transportation Equipment segment's automotive parts plants. The remainder of the increase in sales is primarily attributable to the new agreement Oliver signed in fiscal 1996 to supply Treadco, Inc. with precure tread rubber, retread equipment and related items at all of its truck tire precure retreading locations.

OPERATING PERFORMANCE -- 1997 VERSUS 1996

     Operating income in the Tread Rubber segment for fiscal 1997 was $9,128, an increase of $5,050, over the same period in the prior year. Approximately $2,300 of this increase is the result of the sales increases noted above. In addition, improved operating efficiencies due to the upgrade of manufacturing facilities, and an emphasis on improving product mix contributed to increased operating income. These increases were partially offset by increased administrative costs related to enhancing the information systems and selling capabilities of this segment.

OPERATING PERFORMANCE -- 1996 VERSUS 1995

     Operating income for the Tread Rubber Segment increased from $1,727 in fiscal 1995 to $4,078 in fiscal 1996. While this segment has made several improvements in its operating performance, particularly the quality of its mixing capabilities, the primary source of its improved profitability came from supply chain management. This resulted in savings on raw material costs that translated to improved operating income.

OTHER (INCOME) EXPENSE

     Interest expense was $12,914 for 1997, compared to $14,944 for 1996, a decrease of $2,030. The decrease is primarily attributable to lower borrowings under the Company's revolving credit agreement during 1997. This is a result of reduced capital expenditures with the completion of the Brazilian plant and favorable cash flow from improved operations. The improvement was partially offset by increased interest from short-term borrowings, primarily in South America.

     Interest expense in fiscal 1996 was $14,944, an increase of $859 from 1995 levels. During the year the Company increased its borrowings to fund investments in Brazil and other capital programs. This increase was partially offset by proceeds from the sale of accounts receivable (see Note 4 to the Financial Statements), which were used to reduce outstanding debt.

     Royalty and dividend income have been comparable for each of the last three years. "Other, net" was an expense in fiscal 1997 of $521, a reduction of $4,450 over the 1996 income amount of $3,929. This reduction is primarily attributable to: (i) reduced interest income ($1,059), (ii) increased losses on fixed asset dispositions ($885), and (iii) reduced operating profit at the Company's joint venture, Nishikawa Standard Company ("NSC"). As explained in Note 1 of the Financial Statements, the Company's share of NSC's earnings decreased by $1,535. Other, net in fiscal 1996 exceeded the prior year level by $3,901, principally due to increased earnings at NSC.

     The Company's effective tax rate for fiscal 1997 was 40.7%. The reduction from the prior year relates primarily to improved operating results in Brazil. While Brazil lost money in both 1996 and 1997, reduced losses in the current year resulted in a lower effective tax rate because the Company has not recognized these benefits in either year. Implementation of royalty agreements between the Company and certain of its foreign subsidiaries also served to lower the effective tax rate between 1996 and 1997.

     The Company's effective tax rate for fiscal 1996 was 48.9%, as a result of the Company's inability to utilize net operating losses generated in its Brazilian operations. Recognition of tax benefits related to those losses will be reported in future periods as opportunities to utilize these carryforwards become more certain.

LIQUIDITY AND CAPITAL RESOURCES

     The Company generated $80,045 of net cash from operating activities in fiscal 1997. The major sources were net income and non-cash items such as depreciation and amortization. Inventory increased by $3,733 from the prior year due to increased volume in Brazil. Inventory builds at Lexington and Schenectady related to the closure of those locations also increased inventory balances from the prior year.

     During fiscal 1997, the Company's net capital spending totaled $59,004, a decrease of $20,680 from the prior year when most of the expenditures to construct the Company's plant in Varginha, Brazil, were incurred. Fiscal 1997 capital spending did, however, include approximately $10,300 for the completion of the Brazilian plant as well as approximately $13,400 in Canada which included expansion of an existing plant to accommodate future General Motors demand for vibration control systems. Additional significant expenditures were also made in the United Kingdom to upgrade mixing facilities and in construction of a new plant in Mexico which is 70% owned by the Company as part of a joint venture with the Nishikawa Rubber Company of Hiroshima, Japan. Capital spending for fiscal 1998 is expected to be approximately $65,000 and will include the cost of completing the Mexican facility, which is anticipated to commence operations in the second quarter of the year.

     The Company utilized improved cash flow from operations and reduced levels of capital spending in the fiscal year to reduce long-term debt obligations under the Company's revolving credit agreement. This reduction in outstanding debt was partially offset by increased short-term borrowing, principally in Brazil, to fund working capital requirements. The Company also paid quarterly dividends throughout fiscal 1997 of $0.17 per share. Dividends are expected to continue throughout fiscal 1998.

     In September 1995, the Company generated $50,000 through the sale of accounts receivable in the United States. Proceeds from the sale were used to reduce outstanding borrowings under the Company's Revolving Credit Agreement. See Note 4 to the Consolidated Financial Statements found on page F-15 for a more detailed description of this transaction.

     During the three-year period ended June 30, 1997, inflation has been relatively moderate, and operating costs reflect current costs for raw materials and inventory, operating expenses and depreciation. It is important to understand that inflation, as reported on a consumer price index basis, may not bear a direct relationship to the Company's costs. Although inflation on the whole was stable during the period, as mentioned above, fiscal 1995 saw significant price increases in the raw materials used in operations. This was the result of increases in the costs of petroleum, polymers and chemicals used in the Company's business at a rate greater than the general inflation rate. The Company does not expect inflation to have any near-term material effect on the costs of its products, although there can be no assurance that such an effect will not occur in the future.

     Except for Brazil and Mexico, the value of the Company's consolidated assets and liabilities located outside the United States (which are translated at period-end exchange rates) and income and expenses (which are translated using rates prevailing during the fiscal year) have been affected by the translation values of the Canadian dollar, French franc and British pound. Such translation adjustments are reported as a separate component of shareholders' equity. While exchange rate fluctuations have historically not had a significant impact on the Company's reported operating results, changes in the values of the currencies noted above will impact the translation adjustments in the future. The Company's operations in Brazil and Mexico use the U.S. dollar as their functional currency. Translation adjustments for these operations are included in the determination of income.

     At June 30, 1997, the Company was in compliance with the various covenants under the agreements pursuant to which it may borrow money. Management expects that it will remain in compliance with these covenants through the year ending June 30, 1998.

     During the next year, the Company believes that its cash requirements for working capital, capital expenditures, dividends, interest and debt repayments will be met through internally generated funds and utilization of available borrowing sources. For a description of the Company's financing arrangements at June 30, 1997, see Note 8 to the Financial Statements.

NEW ACCOUNTING STANDARDS

     The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." This standard establishes guidelines for the display of comprehensive income for financial statement purposes. The objective of the statement is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners.

     The FASB also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This standard requires extensive disclosure of operating segments based on the "management approach." This approach organizes segments within a company for making operating decisions and assessing performance. Reportable segments can be based on products and services, geography, legal structure or any other manner in which management disaggregates the company. Both standards are effective for fiscal years beginning after December 15, 1997.

PROSPECTIVE INFORMATION

     The Company expects sales in its North American automotive operations to decline by approximately 10% in fiscal 1998. The sales decline is due to several factors, the most significant of which is the absence of business on certain vehicle platforms for which the Company provided products in 1997, including the Ford F-150 pickup truck and the Ford Thunderbird. Production of the Thunderbird has been discontinued. Another significant factor is price concessions granted to customers under long-term contracts.

     The sales decline projected in North America is expected to be partially offset by significant increases in sales in Brazil and Europe. The increase in Brazil is attributable to expected higher levels of production of the Fiat Palio. The Company provides complete sealing systems for the Palio in Brazil. As production increases, management expects continued improvement in the profitability of the Brazilian operations. The increase in Europe is due to a number of new launches in both the United Kingdom and France. New business beginning in fiscal 1999 is likely to more than offset the decline in sales that will be experienced in 1998.

     Despite a projected decline in sales in North America, the Company expects that the positive future impact of having closed two plants in 1997 and continued cost reduction measures, centering around manufacturing process improvements, will prevent a significant decline in earnings in North America. As mentioned above and like most automotive suppliers, the Company has agreed to reduce prices annually on many of the products that it provides, both in North America and elsewhere in the world. As a result, the Company is making an aggressive and continuing effort to reduce costs in all aspects of its operations. The Company's future success is partly dependent on the implementation of these initiatives. Management's expectations for fiscal 1998 also depend upon improved profitability of the Brazilian subsidiary, and successful launches of new programs in Europe and in the Company's NSC joint venture.

CAUTIONARY STATEMENTS FOR PURPOSES OF "SAFE HARBOR" UNDER THE PRIVATE SECURITIES REFORM ACT OF 1995

     Certain statements in this Management's Discussion and Analysis, the attached Financial Statements, in the Company's press releases and in oral statements made by or with the approval of an authorized executive officer of the Company constitute "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995. These may include statements projecting, forecasting or estimating Company performance and industry trends. The achievement of the projections, forecasts or estimates is subject to certain risks and uncertainties. Actual results and events may differ materially from those projected, forecasted or estimated. The applicable risks and uncertainties include general economic and industry conditions that affect all international businesses, as well as matters that are specific to the Company and the markets it serves.

     General risks that may impact the achievement of such forecasts include compliance with new laws and regulations; significant raw material price fluctuations; currency exchange rate fluctuations; limits on repatriation of funds; and political uncertainties. Specific risks to the Company include risk of recession in the economies in which its products are sold; the concentration of a substantial percentage of the Company's sales with a few major OEM customers; labor relations at the Company, its customers and its suppliers; competition in pricing and new product development from larger companies with substantial resources; and continued globalization of the automotive supply base resulting in new competition in certain locations.

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS

The Standard Products Company
and Consolidated Subsidiaries

     Management is responsible for the preparation, integrity and objectivity of the consolidated financial statements and other financial information presented in this report. The accompanying consolidated financial statements were prepared in accordance with generally accepted accounting principles, applying certain estimates and judgments as required.

     Standard Products' internal controls are designed to provide reasonable assurance as to the integrity and reliability of the financial statements and to adequately safeguard, verify and maintain accountability of assets. Such controls are based on established written policies and procedures, are implemented by trained, skilled personnel with an appropriate segregation of duties and are monitored through a comprehensive internal audit program. These policies and procedures prescribe that the Company and all its employees are to maintain the highest ethical standards and that its business practices throughout the world are to be conducted in a manner which is above reproach.

     Arthur Andersen LLP, independent auditors, are retained to audit the Company's financial statements. Their accompanying report is based on audits conducted in accordance with generally accepted auditing standards, which include the consideration of the Company's internal controls to establish a basis for reliance thereon in determining the nature, timing and extent of audits tests to be applied.

     The Board of Directors exercises its responsibility for these financial statements through its Audit Committee, which consists entirely of independent non-management Board members. The audit committee meets periodically with the independent auditors and with the Company's internal auditors, both privately and with management present, to review accounting, auditing, internal controls and financial reporting matters.

LOGO                       LOGO
Ronald L. Roudebush        Donald R. Sheley, Jr.
Vice Chairman and Chief    Vice President, Finance
Executive Officer*         and Chief Financial
                           Officer

*effective July 24, 1997

REPORT OF INDEPENDENT ACCOUNTANTS

TO THE SHAREHOLDERS AND THE BOARD OF DIRECTORS, THE STANDARD PRODUCTS COMPANY:

     We have audited the accompanying consolidated balance sheets of The Standard Products Company (an Ohio corporation) and Consolidated Subsidiaries as of June 30, 1997 and 1996, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three fiscal years in the period ended June 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Standard Products Company and Consolidated Subsidiaries as of June 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three fiscal years in the period ended June 30, 1997 in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP LOGO

July 24, 1997
Cleveland, Ohio

Arthur Andersen LLP

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                   THE STANDARD PRODUCTS COMPANY
                                                                   AND CONSOLIDATED SUBSIDIARIES
                                                                   FOR THE YEARS ENDED JUNE 30,
                                                             -----------------------------------------
                                                                1997           1996           1995
                                                                ----           ----           ----
                                                             (THOUSANDS OF DOLLARS EXCEPT SHARE DATA)
Net Sales................................................     $1,108,268     $1,083,920     $  995,926
Cost of Goods Sold:
  Materials, wages and other manufacturing costs.........        916,821        934,504        863,260
  Research, engineering and development expenses.........         45,991         40,934         33,211
                                                              ----------     ----------     ----------
                                                                 962,812        975,438        896,471
                                                              ----------     ----------     ----------
Gross Income.............................................        145,456        108,482         99,455
Selling, General and Administrative Expenses.............         68,559         69,616         60,121
Non-recurring Charge (Note 3)............................         17,661             --          8,832
                                                              ----------     ----------     ----------
                                                                  59,236         38,866         30,502
                                                              ----------     ----------     ----------
Other (Income) Expense:
  Royalty and dividend income............................           (658)          (673)          (814)
  Interest expense.......................................         12,914         14,944         14,085
  Other, net.............................................            521         (3,929)           (28)
                                                              ----------     ----------     ----------
                                                                  12,777         10,342         13,243
                                                              ----------     ----------     ----------
Income before Taxes on Income............................         46,459         28,524         17,259
Provision for Taxes on Income............................         18,929         13,947         (2,807)
                                                              ----------     ----------     ----------
     Net Income..........................................     $   27,530     $   14,577     $   20,066
                                                              ==========     ==========     ==========
Earnings Per Common Share:
  Primary................................................     $     1.64     $     0.87     $     1.20
                                                              ----------     ----------     ----------
  Fully Diluted..........................................     $     1.64     $     0.87     $     1.20
                                                              ----------     ----------     ----------
  Weighted average shares outstanding....................     16,803,849     16,757,767     16,711,451

        The accompanying notes are an integral part of these statements.

                          CONSOLIDATED BALANCE SHEETS

                                                               THE STANDARD PRODUCTS
                                                                    COMPANY AND
                                                                   CONSOLIDATED
                                                              SUBSIDIARIES, JUNE 30,
                                                              -----------------------
                                                                 1997         1996
                                                                 ----         ----
                                                               (THOUSANDS OF DOLLARS
                                                                EXCEPT SHARE DATA)
ASSETS
Current Assets:
  Cash and cash equivalents.................................    $  6,972     $     --
  Receivables, less allowances of $2,863 in 1997 and $2,958
     in 1996................................................     174,696      181,001
  Inventories (Note 5)......................................      66,633       60,377
  Prepaid insurance, taxes, etc. ...........................      23,685       19,680
                                                                --------     --------
       Total current assets.................................     271,986      261,058
                                                                --------     --------
Property, Plant and Equipment, at cost:
  Land and buildings........................................     123,103      115,707
  Machinery and equipment...................................     460,511      433,109
                                                                --------     --------
                                                                 583,614      548,816
  Less -- Accumulated depreciation..........................    (280,608)    (250,278)
                                                                --------     --------
       Net property, plant and equipment....................     303,006      298,538
Goodwill, net...............................................      66,169       71,653
Other Assets, net (Note 6)..................................      50,698       53,446
                                                                --------     --------
                                                                $691,859     $684,695
                                                                ========     ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Short-term notes payable..................................    $ 19,645     $  1,198
  Current maturities of long-term debt......................       1,289        2,050
  Accounts payable and accrued expenses (Note 7)............     201,629      201,502
  Dividend payable..........................................       2,858        2,853
                                                                --------     --------
       Total current liabilities............................     225,421      207,603
Long-term Debt, net of current maturities...................     121,804      143,041
Other Postretirement Benefits...............................      24,953       25,230
Deferred Income Taxes and Other Credits.....................      51,324       50,056
Commitments and Contingent Liabilities (Note 13)
Shareholders' Equity:
  Serial preferred shares, without par value, authorized
     6,000,000 voting shares and 6,000,000 non-voting
     shares, none issued....................................          --           --
  Common shares, par value $1 per share; authorized
     50,000,000 shares, issued and outstanding 16,809,723 in
     1997 and 16,784,867 in 1996............................      16,810       16,785
  Paid-in capital...........................................      98,066       96,906
  Retained earnings.........................................     170,620      154,669
  Foreign currency translation adjustments..................     (12,870)      (6,318)
  Minimum pension liability.................................      (4,269)      (3,277)
                                                                --------     --------
       Total shareholders' equity...........................     268,357      258,765
                                                                --------     --------
                                                                $691,859     $684,695
                                                                ========     ========

        The accompanying notes are an integral part of these statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              THE STANDARD PRODUCTS COMPANY
                                                              AND CONSOLIDATED SUBSIDIARIES
                                                               FOR THE YEARS ENDED JUNE 30,
                                                              ------------------------------
                                                                1997       1996       1995
                                                                ----       ----       ----
                                                                  (THOUSANDS OF DOLLARS)
Cash Flows from Operating Activities:
  Net income................................................  $ 27,530   $ 14,577   $ 20,066
  Adjustments to reconcile net income to net cash provided
     by (used by) operating activities:
     Depreciation and amortization..........................    53,130     52,545     46,839
     Deferred taxes and other credits.......................      (974)       265     (2,631)
     Equity in income of non-consolidated affiliates........    (1,103)    (2,436)      (786)
     Effect of changes in foreign currency..................       929        192     (2,834)
     Other..................................................     2,763      1,216     (2,151)
     Net changes in assets and liabilities:
       Receivables (Note 4).................................     5,877     18,160      9,436
       Inventories..........................................    (6,079)     9,081    (14,790)
       Accounts payable and accrued expenses................    (2,028)    29,140        (40)
                                                              --------   --------   --------
            Net cash provided by operating activities.......    80,045    122,740     53,109
                                                              --------   --------   --------
Cash Flows from Investing Activities:
  Purchase of property, plant and equipment, net............   (59,004)   (79,684)   (54,671)
  Investments in affiliates and non-consolidated entities...      (264)      (199)    (8,679)
  Assets acquired by purchase of businesses.................        --     (1,581)      (840)
                                                              --------   --------   --------
            Net cash used by investing activities...........   (59,268)   (81,464)   (64,190)
                                                              --------   --------   --------
Cash Flows from Financing Activities:
  Proceeds of long-term borrowings..........................    18,076     37,791     55,929
  Net increase (decrease) in short-term borrowings..........    18,447     (3,561)   (11,740)
  Repayment of long-term borrowings.........................   (39,586)   (84,659)    (1,914)
  Cash dividends............................................   (11,579)   (11,400)   (11,445)
  Proceeds from exercise of stock options...................       134        299        477
                                                              --------   --------   --------
            Net cash provided by (used by) financing
               activities...................................   (14,508)   (61,530)    31,307
                                                              --------   --------   --------
Effect of exchange rate changes on cash and cash
  equivalents...............................................       703        708       (680)
                                                              --------   --------   --------
Increase (decrease) in cash and cash equivalents............     6,972    (19,546)    19,546
Cash and cash equivalents at the beginning of the year......        --     19,546         --
                                                              --------   --------   --------
Cash and cash equivalents at the end of the year............  $  6,972   $     --   $ 19,546
                                                              ========   ========   ========

        The accompanying notes are an integral part of these statements.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                            THE STANDARD PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
                                                 FOR THE YEARS ENDED JUNE 30, 1997, 1996 AND 1995
                                      -----------------------------------------------------------------------
                                                                        FOREIGN
                                                                       CURRENCY      MINIMUM        TOTAL
                                      COMMON    PAID-IN   RETAINED    TRANSLATION    PENSION    SHAREHOLDERS'
                                      SHARES    CAPITAL   EARNINGS    ADJUSTMENTS   LIABILITY      EQUITY
                                      ------    -------   --------    -----------   ---------   -------------
                                                     (THOUSANDS OF DOLLARS EXCEPT SHARE DATA)
BALANCE, JUNE 30, 1994.............   $16,674   $95,614   $ 142,871    $(10,359)     $(2,123)     $242,677
  Net income.......................        --        --      20,066          --           --        20,066
  Cash dividends ($.68 per
     share)........................        --        --     (11,445)         --           --       (11,445)
  Foreign currency translation
     adjustments...................        --        --          --       9,863           --         9,863
  Restricted stock awards..........        --       208          --          --           --           208
  Sale of 61,894 shares to option
     holders.......................        62       415          --          --           --           477
  Minimum pension liability........        --        --          --          --       (1,351)       (1,351)
                                      -------   -------   ---------    --------       -------     --------
BALANCE, JUNE 30, 1995.............   $16,736   $96,237   $ 151,492    $   (496)     $(3,474)     $260,495
  Net income.......................        --        --      14,577          --           --        14,577
  Cash dividends ($.68 per
     share)........................        --        --     (11,400)         --           --       (11,400)
  Foreign currency translation
     adjustments...................        --        --          --      (5,822)          --        (5,822)
  Restricted stock awards..........        --       419          --          --           --           419
  Sale of 48,712 shares to option
     holders.......................        49       250          --          --           --           299
  Minimum pension liability........        --        --          --          --          197           197
                                      -------   -------   ---------    --------       -------     --------
BALANCE, JUNE 30, 1996.............   $16,785   $96,906   $ 154,669    $ (6,318)     $(3,277)     $258,765
  Net income.......................        --        --      27,530          --           --        27,530
  Cash dividends ($.68 per
     share)........................        --        --     (11,579)         --           --       (11,579)
  Foreign currency translation
     adjustments...................        --        --          --      (6,552)          --        (6,552)
  Restricted stock awards..........        --     1,051          --          --           --         1,051
  Sale of 24,856 shares to option
     holders.......................        25       109          --          --           --           134
  Minimum pension liability........        --        --          --          --         (992)         (992)
                                      -------   -------   ---------    --------       -------     --------
BALANCE, JUNE 30, 1997.............   $16,810   $98,066   $ 170,620    $(12,870)     $(4,269)     $268,357
                                      =======   =======   =========    ========       =======     ========

        The accompanying notes are an integral part of these statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (THOUSANDS OF DOLLARS EXCEPT SHARE DATA)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Major intercompany items have been eliminated.

     The Company's investments in affiliate operations are accounted for by both the equity and cost methods of accounting. The cost method is followed in those situations where the Company's ownership is less than 20% and operations are conducted by management of the affiliate. Income is recorded as received. The equity method of accounting is followed in those situations of larger ownership interests but less than 51%, and the Company's results of operations include those of the affiliate to the extent of its ownership interest.

     The Company's investment in Nishikawa Standard Company (NSC), a 50% owned joint venture in the United States, is accounted for under the equity method. The Company's investment in NSC at June 30, 1997 and 1996 was $19,609 and $18,644 respectively and is included in Other Assets in the accompanying consolidated balance sheets. The Company's share of NSC's operating income was $969, $2,504 and $431 in fiscal 1997, 1996 and 1995, respectively.

     Under the terms of NSC's revolving credit and term loan facility, the joint venture partners are required to guarantee a portion of NSC's borrowings. The Company's share of these guarantees at June 30, 1997 was $8,650.

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include bank deposits and repurchase agreements at varying rates of interest and with original maturities less than thirty days. These investments are carried at cost which approximates market value.

     The following is additional information related to the accompanying consolidated statements of cash flows:

                        1997      1996      1995
                        ----      ----      ----
Cash paid for
  interest...........  $12,314   $14,962   $13,935
Cash paid for income
  taxes..............  $18,819   $ 6,206   $ 3,600

FOREIGN CURRENCY TRANSLATION

     The financial statements of the Company's foreign subsidiaries have been translated in accordance with Statement of Financial Accounting Standards (SFAS) No. 52. Except for the Brazilian and Mexican subsidiaries, current rates of exchange are used to translate the balance sheets of these entities, while the average exchange rate of each fiscal year is used for the translation of income and expense accounts. The resulting unrealized gains and losses are recorded as a component of shareholders' equity. Because the Company's Brazilian and Mexican subsidiaries operate in highly inflationary economies, the U.S. dollar has been used as the functional currency in the translation of the Brazilian and Mexican financial statements. Accordingly, foreign currency gains or losses of the Brazilian and Mexican subsidiaries have been reflected in income currently.

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are recorded at cost. The Company provides for depreciation of plant and equipment using the straight-line and sum-of-years' digits methods at annual rates based on the following estimated service lives of the property:

Buildings....................    15 to 25 years
Machinery and Equipment......    10 to 14 years
Furniture and Fixtures.......     7 to 10 years

     Maintenance and repair expenditures are charged to income as incurred. Expenditures for improvements and major renewals are capitalized. When assets are retired, the related cost and accumulated depreciation are removed from the accounts, and any gain or loss on the disposition is credited or charged to income.

INVENTORIES

     Inventories are stated at the lower of cost or market. The majority of domestic inventories are valued using the last-in, first-out (LIFO) method, and the remaining inventories are valued using the first-in, first-out (FIFO) method. Cost includes the cost of materials, direct labor and the applicable share of manufacturing overhead.

GOODWILL

     Goodwill, which represents the excess of purchase price over the fair value of assets acquired, is amortized on a straight-line basis over the estimated useful life but not in excess of 40 years. Recoverability is reviewed annually or sooner if events or changes in circumstances indicate that the carrying amount may exceed fair value. Recoverability is then determined by comparing the undiscounted net cash flows of the net assets on which the goodwill applies to the net book value, including goodwill, of those assets.

TAXES ON INCOME

     The Company has determined tax expense and other deferred tax information using the liability method, which recognizes the differences in financial reporting bases and tax bases of assets and liabilities at tax rates currently in effect. Income tax expense includes United States, foreign and state income taxes, exclusive of taxes on the undistributed income of foreign subsidiaries where it is the intention of the Company to have those subsidiaries reinvest the income locally.

RETIREMENT PLANS

     The Company's policy is to fund the pension costs of defined benefit plans in accordance with the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). Defined contribution and multi-employer plans are funded as accrued, and the accrual is based upon hourly rates, or a percentage of the unit's performance.

POSTRETIREMENT MEDICAL BENEFITS

     The Company provides postretirement health and life insurance benefits for retired salaried and certain retired hourly employees. Benefits provided under various plans, individually arranged by business unit, include health and life insurance. The plans generally provide for a means to limit the cost of the plans to the Company through cost-sharing or spending limitations.

FINANCIAL INSTRUMENTS

     The Company's financial instruments recorded on the balance sheet include cash and cash equivalents, trade receivables and payables and debt obligations. The book value of cash and cash equivalents, trade receivables and payables and short-term debt are considered to be representative of fair value because of the short maturity of these instruments. The fair value of long-term debt is based on rates available to the Company for debt with comparable terms and maturities.

     Off balance sheet derivative financial instruments include a currency and interest rate swap transaction, an interest rate swap contract and foreign exchange contracts. The currency and interest rate swap transaction protects the Company from fluctuations in the value of the U.S. dollar in relation to the French franc and establishes a fixed U.S. dollar rate of return on a loan from the Company to its French subsidiary. The interest rate swap transaction converts floating rate debt under its Revolving Credit Agreement to fixed rate debt.

     The Company and its subsidiaries enter into foreign exchange contracts to manage exposure to foreign exchange fluctuations related to sales to foreign customers or purchases of equipment or inventory from foreign suppliers. These contracts hedge firm commitments to pay or receive foreign currency within a one-year period. The Company does not engage in speculation and does not hedge foreign currency positions which are not related to specific transactions. The gains and losses on the contracts offset losses and gains of the transactions being hedged, resulting in protection from the risks of foreign exchange movement for those transactions and avoiding losses affecting results of operations.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

ENVIRONMENTAL COMPLIANCE AND REMEDIATION

     Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated. Estimated costs are based upon enacted laws and regulations, existing technology and the most probable method of remediation. The costs determined are not discounted and exclude the effects of inflation and other societal and economic factors. Where the cost estimates result in a range of equally probable amounts, the lower end of the range is accrued.

REVENUE RECOGNITION

     The Company recognizes revenues as products are shipped to its customers.

CONCENTRATION OF CREDIT RISK

     The Company designs and manufactures rubber and plastic components for automotive original equipment manufacturers. Financial instruments which potentially subject the Company to concentrations of credit risk are primarily accounts receivable. The Company performs ongoing credit evaluations of its customers' financial condition. The allowance for non-collection of accounts receivable is based on the expected collectibility of all accounts receivable.

IMPAIRMENT OF ASSETS

     The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" on July 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of SFAS No. 121 did not have a material effect on the Company's consolidated financial statements.

STOCK-BASED COMPENSATION

     Prior to July 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On July 1, 1996, the Company adopted SFAS No. 123 Accounting for Stock-Based Compensation, which allows entities to continue to apply the provisions of APB Opinion No. 25, and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in fiscal 1997 and future years as if the fair-value based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform to their 1997 presentation in the financial statements.

2. ACQUISITIONS

     In May 1995, the Company acquired the 80% of Itatiaia Standard not previously owned by it for total consideration of $4,040. The acquisition was accounted for under the purchase method of accounting and the financial statements of the Company include the acquired assets, assumed liabilities and results of operations for June 1995. Pro forma sales and operating results are not material. Valuation of the assets acquired and liabilities assumed in accordance with Accounting Principles Board Opinion No. 16 was finalized during fiscal 1996 and resulted in recording goodwill of approximately $10,800.

3. NON-RECURRING CHARGE

     In 1997, the Company announced it would permanently close two automotive parts plants in Schenectady, New York and Lexington, Kentucky, and recorded a non-recurring charge of $17,661 or $0.63 per share of common stock, after tax. The closures are being undertaken to reduce overcapacity, which will allow the Company to improve customer service, reduce operating costs, and improve productivity and asset utilization. The closures, which are expected to be completed by December 1997, will result in the reduction of approximately 500 employees.

     The Company's provision consists of a $12,485 to recognize severance and benefits for the employees to be terminated and $5,176 for asset writedowns and building razing costs. At June 30, 1997, approximately $5,116 in costs have been charged against these accruals. The remaining amounts are included in Accounts payable and accrued expenses in the accompanying consolidated balance sheet.

     During fiscal 1997, the Company also incurred $1,665 in expenses related to the transfer of business from the closed facilities to those that will remain in operations. Since these costs are expected to benefit future operations they were not included in the non-recurring charge. Examples include, costs to move machinery, equipment and inventory, equipment set-up and relocation of employees retained by the Company.

     In 1995, the Company provided $8,832 to rationalize two business units. The Company has submitted the remaining assets of Oliver Rubber's European subsidiary for formal liquidation proceedings in the United Kingdom. As a result, a provision of $5,347 was recorded to reduce asset values to net realizable amounts, to accrue expenses of liquidation including severance for several employees, and to recognize foreign currency losses which were formerly deferred in the Company's foreign currency translation account. Of the amount provided, $2,309 was recorded in the first quarter of fiscal 1995 with the balance recorded in the fourth quarter. The Company attempted to realize as much asset value as possible before beginning formal liquidation. The liquidation was substantially completed in fiscal 1996.

     The second 1995 business unit rationalization involved the Company's plastic plant in Canada. As part of its formal plan, in fiscal 1995, the Company recorded $3,485 to provide for a work force reduction of 328 employees at this plant. Costs included in this provision in the fourth quarter were pension curtailment, severance as required by Canadian law, lease obligations for the idled portion of the leased facility, removal costs of the Company-owned equipment and reduction of idled assets to net realizable value. At June 30, 1996 the business was closed, and all production was moved to other locations. Additional costs incurred to close this business were charged to normal operations as incurred.

4. ACCOUNTS RECEIVABLE SECURITIZATION

     In September 1995, the Company and certain of its U.S. subsidiaries entered into an agreement to sell, on an ongoing basis, all of their accounts receivable to The Standard Products Funding Corporation (Funding Co.), a wholly owned subsidiary of the Company. Accordingly, the Company and those subsidiaries, irrevocably and without recourse, transfer all of their U.S. dollar denominated trade accounts receivable (principally representing amounts owed by original equipment customers in the U.S. automotive and related industries) to the Funding Co. The Funding Co. has sold and, subject to certain conditions, may from time to time sell an undivided interest in those receivables to the Clipper Receivables Corporation. The Funding Co. is permitted to receive advances of up to $50,000 for the sale of such undivided interest. At June 30, 1997, $50,000 has been advanced. Unless extended by amendment, the agreement expires in September 1998.

     Proceeds from the sale were used to reduce outstanding borrowings under the Company's Revolving Credit Agreement and are reflected as operating cash flows in the accompanying consolidated statement of cash flows. Costs of the program, which primarily consist of the purchasers' financing and administrative costs, totaled $3,104 and $2,603 in fiscal 1997 and 1996 and have been classified as Selling, General and Administrative Expenses in the accompanying consolidated statement income. The Company maintains an allowance for doubtful accounts receivable ($2,863 and $2,958 at June 30, 1997 and 1996, respectively) based on the expected collectibility of all trade accounts receivable, including receivables sold.

5. INVENTORY

     The major components of inventory are as follows:

  (THOUSANDS OF DOLLARS)       1997       1996
  ----------------------       ----       ----
Raw materials.............    $29,069    $27,186
Work-in-process and
  finished goods..........     37,564     33,191
                              -------    -------
Total, at both FIFO and
  LIFO cost...............    $66,633    $60,377
Excess of FIFO cost over
  LIFO cost...............    $14,019    $13,719

     Approximately 50% of the Company's inventories are valued at LIFO cost.

6. OTHER ASSETS, NET

     Other assets consist of the following:

   (THOUSANDS OF DOLLARS)        1997          1996
   ----------------------        ----          ----
Investments.................    $22,508       $21,195
Tooling.....................      3,450         5,912
Patents and other
  intangibles...............      5,834         8,602
Deferred taxes..............      9,401        10,300
Other.......................      9,505         7,437
                                -------       -------
    Total...................    $50,698       $53,446

     Where applicable, amounts are presented net of accumulated amortization.

7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses consist of the following:

  (THOUSANDS OF DOLLARS)         1997          1996
  ----------------------         ----          ----
Accounts payable...........    $ 81,214      $ 99,093
Accrued payrolls...........      34,451        26,651
Accrued other taxes........       5,035         4,489
Federal income tax.........       3,681            --
Other accrued expenses.....      77,248        71,269
                               --------      --------
    Total..................    $201,629      $201,502

8. FINANCING ARRANGEMENTS

  (THOUSANDS OF DOLLARS)      1997       1996
  ----------------------      ----       ----
Senior notes..............  $100,000   $100,000
Revolving credit
  agreement...............    20,000     40,000
Other debt................     3,093      5,091
                            --------   --------
Total.....................   123,093    145,091
Less - current
  maturities..............     1,289      2,050
                            --------   --------
                            $121,804   $143,041

     At June 30, 1997, Senior Notes outstanding of $100,000 include two issues, $75,000 and $25,000. The $75,000 Senior Notes, placed directly with three affiliated insurance companies, are unsecured and accrue interest at 6.55%. Interest payments are payable semiannually, and annual principal payments of $12,500 begin in December 1998 through December 2002, with the balance due on maturity in December 2003. The $25,000 Senior Notes are also unsecured notes placed directly with the holders. The interest rate is 9.81%, interest is paid semiannually and the notes are payable July 1, 1999.

     Each of the Senior Note agreements requires the Company to maintain certain financial covenants as to net worth, leverage and working capital.

     The Revolving Credit Agreement (Credit Agreement) represents unsecured borrowings from a group of banks that have committed to make available for borrowing up to $125,000 until January 1999 with provisions for extending the agreement beyond that date upon satisfaction of certain requirements. The loans may be denominated in either U.S. dollars or certain other currencies based upon Eurodollar interest rates or the agent bank's base rate. At June 30, 1997, borrowings under the Credit Agreement bear interest at 6.28%. A commitment fee of 0.19% is due on the unused portion of the agreement. The Company has the right to convert up to $50,000 of revolving loans into a five-year term loan with quarterly repayments thereafter. The terms of the Credit Agreement also require the Company to maintain certain financial covenants as to net worth, leverage and working capital.

     Under the most restrictive covenants of the Company's various loan agreements, $66,464 of retained earnings were not restricted at June 30, 1997 for the payment of dividends, and the ratio of current assets liabilities was
1.21 to 1, in excess of the minimum requirement of 1.00 to 1.

     The maturities of long-term debt for the five years subsequent to June 30, 1997 are:

(THOUSANDS OF DOLLARS)
----------------------
1998                                    $ 1,289
1999                                     33,854
2000                                     37,500
2001                                     12,500
2002                                     12,950
Thereafter                               25,000

     The Company and its subsidiaries also have, from various banking sources, approximately $65,700 of unused short-term lines of credit at rates of interest approximating Eurodollar interest rates. These funds are available subject to satisfying covenant restrictions as to funded debt limitations. In 1997, the average month-end lines were $20,200, and the highest month-end balance was $38,000. Comparable amounts for 1996 were $9,000 and $17,400 and $17,800 and $23,000 for 1995. The effective annual borrowing rate was 7.3% in 1997, 6.8% in 1996 and 6.8% in 1995. At year end, the weighted interest rate was 8.1%.

9. FAIR VALUES OF FINANCIAL INSTRUMENTS

     The carrying amounts and fair values of the Company's significant balance sheet financial instruments at June 30, 1997 and 1996, are as follows:

          1997              CARRYING      FAIR
 (THOUSANDS OF DOLLARS)      AMOUNT      VALUES
 ----------------------     --------     ------
Cash and cash
  equivalents...........    $  6,972    $  6,972
Short-term bank debt....      19,645      19,645
Long-term bank debt
  (including current
  portion)..............     123,093     121,793

          1996
 (THOUSANDS OF DOLLARS)
 ----------------------
Cash and cash
  equivalents...........    $     --    $     --
Short-term bank debt....       1,198       1,198
Long-term bank debt
  (including current
  portion)..............     145,091     143,889

     Off balance sheet derivative financial instruments at June 30, 1997 and 1996, held for purposes other than trading, were as follows:

                              1997                 1996
                       ------------------   ------------------
                       CONTRACT/            CONTRACT/
                       NOTIONAL     FAIR    NOTIONAL     FAIR
                        AMOUNT     VALUES    AMOUNT     VALUES
                       ---------   ------   ---------   ------
                               (THOUSANDS OF DOLLARS)
Currency and interest
  rate swaps.........   $34,680    $ (509)   $38,350    $ (431)
Foreign currency
  exchange
  agreements.........    41,388     1,844     35,673       505

     With regard to the combined currency and interest rate swap agreement, the nominal amount of 86,864 French francs is payable by the Company to a bank, while the amount due from the bank to the Company is $14,680. Periodic payments are made by the Company and the bank until maturity in November 2000. Interest rates are fixed with a rate of 6.5% on payments to the bank and 5.8% on payments from the bank. Exchange rate fluctuations of the French franc payable to the bank are offset by the French franc receivable from the French subsidiary.

     The interest rate swap contract matures in March 1999. The Company pays a fixed interest rate of 5.18% to the bank and receives a floating rate LIBOR payment from the bank on the $20,000 notional amount of the swap contract.

     Foreign exchange contracts hedging trade transactions mature over the next twelve months. Exchange contracts hedging foreign denominated intercompany loans mature no later than the maturity of the loan.

     The counterparties to each of these agreements are major commercial banks. Management believes that losses related to credit risk are remote.

10. RETIREMENT PLANS

     The Company and its consolidated subsidiaries have a number of plans providing pension, retirement or profit-sharing benefits for substantially all employees. These plans include defined benefit, defined contribution and multi-employer plans. For defined benefit plans, those covering salaried employees provide pension benefits based upon the individual employee's average compensation over the last five years, while hourly plans provide benefits of stated amounts for each year of service. The assets of the plans consist of listed bonds, stocks, mutual investment funds and cash securities.

     Pension expense is determined using assumptions at the beginning of the year. The projected benefit obligation (PBO) is determined using the assumptions at the end of the year. Assumptions used to determine pension expense and the PBO were:

                               1997   1996   1995
                               ----   ----   ----
Discount rate................  7.75%  7.75%   8.50%
Long-term rate of return on
  plan assets................  9.50%  9.50%  10.00%
Rate of increase in future
  compensation levels........  5.00%  5.00%   5.00%

     The cost of providing pension, retirement and profit-sharing benefits charged to operations amounted to $7,295 in 1997, $6,999 in 1996 and $5,444 in 1995. For 1997, the expense of defined contribution plans was $5,033 and multi-employer plan expense was $486. Comparable figures for 1996 were $4,102 and $449, and for 1995, $3,683 and $508. The expense of defined benefit plans increased during 1995 as a result of including employees of subsidiary companies in the Company's salaried pension plan. Components of pension expense for defined benefit plans included the following items:

                        1997       1996      1995
                        ----       ----      ----
                          (THOUSANDS OF DOLLARS)
Service cost.........  $ 2,435   $  2,737   $ 2,753
Interest cost on
  PBO................    6,262      6,265     5,868
Actual loss (gain) on
  plan assets........   (6,163)   (12,654)      457
Net amortization and
  deferral...........   (1,361)     6,100    (7,871)
Loss due to
  curtailment........      602         --        --
                       -------   --------   -------
Net pension
  expense............  $ 1,775   $  2,448   $ 1,207

     The funded status of the foreign and domestic defined benefit plans is displayed below and is based on information supplied by the Company's actuary as of March 31 of each year. In connection with the recognition of the minimum liability as required by SFAS No. 87, as of June 30, 1997, the Company has recorded an intangible asset of $1,036 included in Other Assets, net in the accompanying consolidated balance sheet, and an equity reduction of $4,269.

                                 1997                1996
                           -----------------   -----------------
                            LESS     GREATER    LESS     GREATER
                            THAN      THAN      THAN      THAN
                            PLAN      PLAN      PLAN      PLAN
                           ASSETS    ASSETS    ASSETS    ASSETS
                           ------    -------   ------    -------
ACCUMULATED BENEFITS ARE:         (THOUSANDS OF DOLLARS)
Vested benefits..........  $49,540   $27,046   $46,166   $25,278
Non-vested benefits......    2,576       423     2,230       530
                           -------   -------   -------   -------
Accumulated benefit
  obligation.............   52,116    27,469    48,396    25,808
Projected future
  compensation
  increases..............    6,166       735     5,719       642
                           -------   -------   -------   -------
PBO......................   58,282    28,204    54,115    26,450
Plan assets at fair
  market value...........   62,772    20,702    60,413    21,056
                           -------   -------   -------   -------
PBO (in excess of) or
  less than plan
  assets.................    4,490    (7,502)    6,298    (5,394)
Unrecognized transition
  asset..................   (4,998)     (263)   (5,634)     (256)
Unrecognized loss........    3,416     5,061     2,054     3,696
Adjustment required to
  recognize minimum
  liability..............       --    (5,304)       --    (4,362)
Unrecognized prior
  service cost...........    2,443     1,241     2,247     1,526
                           -------   -------   -------   -------
Prepaid pension cost,
  (liability)............  $ 5,351   $(6,767)  $ 4,965   $(4,790)

     The Company has accrued $11,434 and $13,289 for Workers' Compensation claims as of June 30, 1997 and 1996, respectively.

11. POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

     The cost of providing health and life insurance benefits for certain retired employees has been accrued based on the employees' active service lives. The expense for postretirement benefits other than pensions is detailed below. All plans under which these benefits are provided are unfunded.

     The Company continues to fund these benefits as claims are incurred. Spending limitations per annum are in effect for several plans and future retirees of other plans will pay a portion of these costs.

     A summary of plan information is as follows:

                             1997        1996        1995
                             ----        ----        ----
                                (THOUSANDS OF DOLLARS)
Accumulated
  postretirement benefit
  obligation (APBO):
  Retirees..............     $22,196     $20,989     $19,874
  Active participants
    eligible to receive
    benefits............       2,442       2,177       1,872
  Other active plan
    participants........       3,174       2,516       2,558
                          ----------   ---------   ---------
                              27,812      25,682      24,304
  Unrecognized gain
    (loss)..............        (438)      2,048       3,689
                          ----------   ---------   ---------
                             $27,374     $27,730     $27,993
                          ----------   ---------   ---------
Periodic postretirement
  benefit cost:
  Current service
    cost................      $  271      $  286      $  248
  Interest on
    postretirement
    benefit
    obligation..........       1,922       1,990       2,033
  Net amortization......         (11)        (74)         --
                          ----------   ---------   ---------
                             $ 2,182     $ 2,202     $ 2,281
                          ----------   ---------   ---------
Actuarial assumptions:
  Discount rate.........        7.75%       7.75%       8.50%
  1997 to 2004 -- health
    care cost trend
    rate................  10.75%-5.5%  11.5%-5.5%  13.9%-5.5%
Effect of a 1% increase
  in health care cost
  trend rate:
  Increase year end
    APBO................         7.0%        6.6%        6.3%
  Increase expense......         9.2%        9.5%        7.3%

12. LEASES

     The Company and its subsidiaries have operating leases covering manufacturing facilities, transportation and material handling equipment, and computer hardware and software expiring at various dates through 2006.

     The following is a schedule of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of June 30, 1997:

1998...............................  $ 8,847
1999...............................    5,388
2000...............................    2,901
2001...............................    1,625
2002 and later years...............    3,302
                                     -------
Total minimum payments required....  $22,063

     Rent expense was $14,372, $14,627 and $14,209 for the years ended June 30, 1997, 1996 and 1995, respectively.
13. COMMITMENTS AND CONTINGENT LIABILITIES

     The Company and its subsidiaries are involved in certain legal actions and claims. In the opinion of management, any liability which may ultimately be incurred would not materially affect the financial position or results of operations of the Company.

14. COMMON SHARES

     Options to purchase common shares have been granted under various employee stock option plans adopted by shareholders. For each plan, options are exercisable over periods of five or ten years. The option price is either the fair market value at the time the option is granted or 110% of the fair market value at the time the option is granted for those individuals owning more than ten percent of the common shares of the Company. Generally, options become exercisable one year from the date of grant and annually thereafter. No more than 40% of the grant can be exercised in any one plan year. Summarized below is stock option activity for 1996 and 1997.

                                       RANGE OF
                          SHARES     OPTION PRICES
                          ------     -------------
Stock options
  outstanding at June
  30, 1995..............  333,571   $13.50 - $36.99
Options granted.........  156,000    17.88 -  23.50
Options exercised.......  (44,056)   13.50 -  15.84
Options cancelled.......  (57,875)   21.63 -  33.63
                          -------
Stock options
  outstanding at June
  30, 1996..............  387,640   $17.88 - $36.99
Options granted.........  233,450    25.25 -  26.25
Options exercised.......   (6,400)   19.25 -  21.63
Options cancelled.......  (65,986)   29.13 -  36.99
                          -------
Stock options
  outstanding at June
  30, 1997..............  548,704
                          =======

     The Company adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," effective with the 1997 financial statements, but elected to continue to measure compensation cost using the intrinsic value method, in accordance with APB Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." Accordingly, no compensation cost for stock options has been recognized. If compensation cost had been determined based on the estimated fair value of options previously granted, consistent with the methodology in SFAS 123, the pro forma effects on the Company's net income and income per share would have been:

                               1997       1996
                               ----       ----
Net Earnings
  As reported.............    $27,530    $14,577
  Pro forma...............     26,836     14,313
Primary and Fully Diluted
  Earnings per Share
  As reported.............      $1.64      $0.87
  Pro forma...............       1.60       0.85

     The estimated fair value as of date of grant of options granted in 1997 and 1996, using the Black-Scholes option-pricing model, was as follows:

                                  1997     1996
                                  ----     ----
Estimated fair value per share
  of options granted during
  the year....................    $8.38    $7.99
Assumptions:
  Annualized dividend yield...      2.7%     2.7%
  Common Stock price
     volatility...............     30.5%    30.8%
  Risk-free rate of return....      6.5%     6.8%
  Expected option term (in
     years)...................        7        7

     At June 30, 1997, options for 162,806 shares were exercisable at an average exercise price of $26.98 a share. Shares reserved for the future granting of options were 410,629 at year end; 245,193 were reserved a year ago. In July 1997, stock options for 200,000 shares were awarded to the Company's new Chief Executive Officer. These are not reflected in the tables above. After this award, 210,629 shares remain reserved for future awards.

     Under The Standard Products Company 1991 Restricted Stock Plan, 375,000 common shares were reserved for restricted stock awards. Shares awarded are earned ratably over the term of the restricted stock agreement, based upon achieving specified performance goals. Generally, transferability of shares earned is restricted for a specified number of years following the year in which they were earned. Until the restrictions lapse, the recipient of earned restricted shares is entitled to all of the rights of a shareholder, including the right to vote the shares, but the shares are restricted as to transferability and subject to forfeiture to the Company during the restricted period. Shares awarded were 75,000 in 1995 and 187,500 in 1992. Of the shares awarded, 35,000 shares were earned in 1997, 18,400 shares in 1996 and 16,800 shares in 1995. In 1997, $1,051 was charged to operations as compensation expense based upon the market value of the earned shares. The similar charge to operations in 1996 and 1995 was $419 and $208, respectively. At year end, 112,500 shares remain available for future awards. In July 1997, the Company awarded 50,000 shares of restricted stock to its new Chief Executive Officer and 12,500 shares to the Chairman of the Board of Directors. After this award, 50,000 shares remain available for future awards.
15. SEGMENT INFORMATION
     The Company's operations are in two industry segments. The Transportation Equipment Segment includes extruded and molded rubber and plastic products for automotive, building and marine industries and plastic and magnetic door seals for home appliances. The Tread Rubber Segment produces tread rubber for the truck tire retreading industry. Net sales by segment include both sales to unaffiliated customers, as reported in the Company's consolidated statements of income, and intersegment sales. Operating income consists of net sales less applicable operating costs and expenses related to those sales. In computing operating income, general corporate expenses are excluded. Identifiable assets by segment are those assets that are used in the operations of each segment. General corporate assets are those not identifiable with the operations of a segment.

     The Company's major customers include automotive original equipment manufacturers. The percentage of sales of each of these major customers to total consolidated sales for the three-year periods 1997, 1996 and 1995, respectively, has been as follows: Chrysler - 18%, 17% and 15%; Ford - 24%, 26% and 23%; General Motors - 13%, 14% and 18%. Sales to the automotive original equipment customers include a number of different products and types of the same product, the sales of which are not interdependent.

BUSINESS SEGMENT INFORMATION

                              1997         1996        1995
                              ----         ----        ----
                                 (THOUSANDS OF DOLLARS)
Net Sales:
  Transportation
    equipment............  $  976,001   $  958,105   $868,892
  Tread rubber...........     145,497      135,869    133,656
  Less -- intersegment
    sales................     (13,230)     (10,054)    (6,622)
                           ----------   ----------   --------
Net sales................  $1,108,268   $1,083,920   $995,926
Operating Income:
  Transportation
    equipment............  $   73,100   $   39,836   $ 41,882
  Tread rubber...........       9,128        4,078      1,727
  Non-recurring charge...     (17,661)          --     (8,832)
  General corporate
    expenses.............      (5,331)      (5,048)    (4,275)
                           ----------   ----------   --------
      Total operating
        income...........  $   59,236   $   38,866   $ 30,502
                           ----------   ----------   --------
  Other expense, net.....     (12,777)     (10,342)   (13,243)
                           ----------   ----------   --------
    Income from
      operations before
      taxes..............  $   46,459   $   28,524   $ 17,259
Identifiable Assets:
  Transportation
    equipment............  $  590,579   $  585,274   $595,109
  Tread rubber...........      72,483       70,788     74,229
  General corporate
    assets...............      28,797       28,633     32,551
                           ----------   ----------   --------
      Total identifiable
        assets...........  $  691,859   $  684,695   $701,889
Capital Additions,
  net:(1)
  Transportation
    equipment............  $   53,683   $   74,456   $ 48,904
  Tread rubber...........       5,321        5,228      5,767
                           ----------   ----------   --------
      Total capital
        additions........  $   59,004   $   79,684   $ 54,671
Depreciation and
  Amortization:
  Transportation
    equipment............  $   48,571   $   48,328   $ 42,951
  Tread rubber...........       4,559        4,217      3,888
                           ----------   ----------   --------
      Total depreciation
        and
        amortization.....  $   53,130   $   52,545   $ 46,839

-------------------------
(1) Includes assets acquired by purchase of businesses in 1995.

GEOGRAPHIC AREA

                              1997         1996        1995
                              ----         ----        ----
                                 (THOUSANDS OF DOLLARS)
Net Sales:
  United States..........  $  619,068   $  618,491   $574,064
  Canada.................     218,427      212,046    203,265
  Europe.................     234,504      242,977    245,362
  Brazil.................      58,680       29,479      2,640
  Less -- inter-area
    sales................     (22,411)     (19,073)   (29,405)
                           ----------   ----------   --------
      Net sales..........  $1,108,268   $1,083,920   $995,926
Net Income:
  United States..........  $   16,415   $    8,248   $ 12,821
  Canada.................      10,928        8,785      1,946
  Europe.................       9,180       10,732      7,915
  Brazil.................      (5,642)     (10,345)       (51)
  General corporate
    expenses, net of
    tax..................      (3,351)      (2,843)    (2,565)
                           ----------   ----------   --------
      Net income.........  $   27,530   $   14,577   $ 20,066
Identifiable Assets:
  United States..........  $  270,036   $  297,744   $340,235
  Canada.................      95,362       79,845     81,979
  Europe.................     202,358      210,215    234,918
  Brazil.................      90,114       68,258     12,206
  Mexico.................       5,192           --         --
  General corporate
    assets...............      28,797       28,633     32,551
                           ----------   ----------   --------
      Total identifiable
        assets...........  $  691,859   $  684,695   $701,889

16. INCOME TAXES

                             1997      1996      1995
                             ----      ----      ----
                              (THOUSANDS OF DOLLARS)
Income before taxes:
  United States...........  $17,016   $10,626   $ 1,265
  Foreign.................   29,443    17,898    15,994
                            -------   -------   -------
                            $46,459   $28,524   $17,259
Amounts currently payable:
  Federal.................  $ 8,887   $ 3,822   $(3,174)
  Foreign.................   11,030     3,585     5,779
  State and local.........    1,882     1,304     1,038
                            -------   -------   -------
                            $21,799   $ 8,711   $ 3,643
Deferred taxes:
  Federal.................  $(3,111)  $ 2,656   $  (233)
  Foreign.................      321     2,536    (6,101)
  State and local.........      (80)       44      (116)
                            -------   -------   -------
                             (2,870)    5,236    (6,450)
                            -------   -------   -------
      Total provision.....  $18,929   $13,947   $(2,807)

     A reconciliation of income tax expense to the U.S. statutory rate is as follows:

Tax at U.S. statutory rate...  35.0%  35.0%   35.0%
Difference in effective rate
  of international
  operations.................   2.2   10.6   (34.3)
Write-off of investment......    --     --   (25.7)
State and local income tax...   2.5    3.1     3.4
Permanent book to tax
  differences not
  deductible.................   2.7    2.9     6.0
Tax credits..................  (1.4)    --      --
Other, net...................  (0.3)  (2.7)   (0.7)
                               ----   ----   -----
Effective tax rate...........  40.7%  48.9%  (16.3)%

     Deferred tax assets (liabilities) result from differences in the basis of assets and liabilities for tax and financial statement purposes. The cumulative effect of the major items follows:

                               1997           1996
                               ----           ----
                             (THOUSANDS OF DOLLARS)
Deferred tax assets:
  Nondeductible accrued
    expenses...............  $  8,200       $  3,000
  Employee benefits........    16,000         16,600
  Net operating loss and
    tax credit
    carryforwards..........    14,700         14,400
  All other items..........     1,700          4,300
                             --------       --------
      Total deferred tax
         assets............  $ 40,600       $ 38,300
  Valuation allowance......   (14,700)       (14,400)
                             --------       --------
      Net deferred tax
         assets............  $ 25,900       $ 23,900
Deferred tax liabilities:
  Depreciation and
    amortization...........  $(24,600)      $(28,300)
  All other items..........    (5,400)        (6,000)
                             --------       --------
      Total deferred tax
         liabilities.......  $(30,000)      $(34,300)
                             --------       --------
    Net deferred tax
      liabilities..........  $ (4,100)      $(10,400)
                             ========       ========

     In accordance with the Company's policy, as of June 30, 1997, federal income taxes have not been provided on the undistributed earnings of foreign subsidiaries. If these earnings were distributed, approximately $6,000 of tax would be payable.

     The Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets which may not be realized principally due to the inability of its Brazilian subsidiaries to fully utilize available net operating loss carryforwards. The subsequent recognition of tax benefits relating to the valuation allowance will be reported in the consolidated statement of income as opportunities to utilize these carryforwards become more certain.

     Deferred tax assets are included in Prepaid insurance, taxes, etc. and Other Assets, net in the accompanying consolidated balance sheets.

17. QUARTERLY AND OTHER FINANCIAL DATA (UNAUDITED)

     The following tables set forth a summary of the quarterly results of operations for the years ended June 30, 1997 and 1996;

                                         1997
                                  THREE MONTHS ENDED
                       -----------------------------------------
                       SEPT. 30   DEC. 31    MARCH 31   JUNE 30
                       --------   -------    --------   -------
                        (THOUSANDS OF DOLLARS EXCEPT PER SHARE
                                         DATA)
Net sales............  $265,611   $266,620   $281,774   $294,263
Gross income.........    25,292     31,696     38,761     49,708
Net income...........     1,397      6,344        515     19,275
Earnings per common
  share..............  $   0.08   $   0.38   $   0.03   $   1.15

                                         1996
                                  THREE MONTHS ENDED
                       -----------------------------------------
                       SEPT. 30   DEC. 31    MARCH 31   JUNE 30
                       --------   -------    --------   -------
                        (THOUSANDS OF DOLLARS EXCEPT PER SHARE
                                         DATA)
Net Sales............  $238,760   $264,747   $277,274   $303,139
Gross income.........     9,405     21,769     33,879     43,429
Net income...........    (9,784)     1,545      7,283     15,533
Earnings per common
  share..............  $  (0.58)  $   0.09   $   0.43   $   0.93

     The Company's common shares are listed on the New York Stock Exchange. Quarterly market and dividend data are shown in the following tables.

                                     PRICE RANGE
                         ------------------------------------
                               1997                1996
                         ----------------    ----------------
                          HIGH      LOW       HIGH      LOW
                          ----      ---       ----      ---
Quarter
  1st................    $25.75    $18.50    $24.00    $17.00
  2nd................    $26.25    $22.75    $18.75    $13.50
  3rd................    $26.50    $22.00    $25.00    $16.38
  4th................    $26.88    $21.38    $28.25    $23.00

                                           CASH DIVIDENDS
                                              DECLARED
                                           --------------
                                           1997     1996
                                           ----     ----
Quarter
  1st..................................    $0.17    $0.17
  2nd..................................    $0.17    $0.17
  3rd..................................    $0.17    $0.17
  4th..................................    $0.17    $0.17
                                           -----    -----
                                           $0.68    $0.68

     There were approximately 975 shareholders as of August 1, 1997.

18. NEW ACCOUNTING STANDARDS

     The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." This standard establishes guidelines for the display of comprehensive income for financial statement purposes. The objective of the statement is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners.

     The FASB also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This standard requires extensive disclosure of operating segments based on the "management approach." This approach organizes segments within a company for making operating decisions and assessing performance. Reportable segments can be based on products and services, geography, legal structure or any other manner in which management disaggregates the company. Both standards are effective for fiscal years beginning after December 15, 1997.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                      ON THE FINANCIAL STATEMENT SCHEDULE

To: The Standard Products Company

     We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in The Standard Products Company and Consolidated Subsidiaries 1997 Annual Report to Shareholders and have issued our report thereon dated July 24, 1997. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Capital Item 14(a)(2) of this Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

ARTHUR ANDERSEN LLP

ARTHUR ANDERSON LLP SIG.
Cleveland, Ohio
July 24, 1997.

                       VALUATION AND QUALIFYING ACCOUNTS

                                  SCHEDULE II

                FOR THE YEARS ENDED JUNE 30, 1997, 1996 AND 1995
                             (THOUSANDS OF DOLLARS)

                COLUMN A                   COLUMN B     COLUMN C     COLUMN D     COLUMN E      COLUMN F
                --------                  ----------   ----------   ----------   ----------   -------------
                                           BALANCE     ADDITIONS
                                              AT       CHARGED TO                                BALANCE
                                          BEGINNING    COSTS AND                                 AT END
              DESCRIPTION                 OF PERIOD     EXPENSES    RECOVERIES   DEDUCTIONS     OF PERIOD
              -----------                 ---------    ----------   ----------   ----------     ---------
Year Ended June 30, 1997
Reserve for Plant Closings(1)...........    $   --      $17,661         $ --       $5,116        $12,545
                                            ======      =======         ====       ======        =======
Allowance for doubtful accounts.........    $2,958      $   543         $ 96       $  734        $ 2,863
                                            ======      =======         ====       ======        =======
Year Ended June 30, 1996
Reserve for Plant Closings..............    $6,235      $    --         $ --       $6,235        $    --
                                            ======      =======         ====       ======        =======
Allowance for doubtful accounts.........    $4,978      $     8         $113       $2,141        $ 2,958(2)
                                            ======      =======         ====       ======        =======
Year Ended June 30, 1995
Reserve for Plant Closings..............    $3,975      $ 3,485         $ --       $1,225        $ 6,235
                                            ======      =======         ====       ======        =======
Allowance for doubtful accounts.........    $3,627      $ 4,074         $230       $2,953        $ 4,978(2)
                                            ======      =======         ====       ======        =======

-------------------------

(1) Additions are related to the closure of the Lexington, Kentucky and Schenectady, New York plants. These operations are still open at June 30, 1997. They are expected to be closed by December 31, 1997.

(2) Material changes in the allowances for doubtful accounts are due to additional doubtful account reserve established in 1995 for a subsidiary plant closing and write off of these receivables during 1996.