Form 10-Q
period 1997-09-30
STANDARD PRODUCTS CO
filed 1997-11-14
CIK 93448

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended SEPTEMBER 30, 1997

                                     OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from                     to
                                 -------------------    ------------------

                         Commission file number: 1-2917

                         THE STANDARD PRODUCTS COMPANY
             (Exact Name of Registrant as Specified in Its Charter)


            OHIO                                         34-0549970
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
                                              ---      ---

THE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF OCTOBER 31, 1997 WAS 16,848,288 SHARES.



================================================================================



                       This report consists of 11 pages.

                         THE STANDARD PRODUCTS COMPANY
                         QUARTERLY REPORT ON FORM 10-Q

                               TABLE OF CONTENTS




PART I.          FINANCIAL INFORMATION                                                                      PAGE
Item 1.          Financial Statements

                 Consolidated Statements of Operations ..................................................     3

                 Consolidated Balance Sheets ............................................................     4

                 Consolidated Statements of Cash Flows ..................................................     5

                 Notes to Consolidated Financial Statements .............................................     6

Item 2.          Management's Discussion and Analysis of Financial Condition and Results of Operations ..     8


PART II.         OTHER INFORMATION

Item 1.          Legal Proceedings ......................................................................     9

Item 2.          Changes in Securities ..................................................................     9

Item 3.          Defaults upon Senior Securities ........................................................    10

Item 4.          Submission of Matters to a Vote of Security-Holders ....................................    10

Item 5.          Other Information ......................................................................    10

Item 6.          Exhibits and Reports on Form 8-K .......................................................    10

SIGNATURES ..............................................................................................    11







Unless otherwise indicated, references to "Company" mean The Standard Products Company and its subsidiaries and reference to a fiscal year means the Company's year ended June 30 of the same year (e.g., "fiscal 1998" refers to the period beginning July 1, 1997 and ending June 30, 1998).

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS



             THE STANDARD PRODUCTS COMPANY AND SUBSIDIARY COMPANIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE PERIODS ENDED SEPTEMBER 30,
                                  (UNAUDITED)
                   (THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)



                                                     THREE MONTHS ENDED SEPTEMBER 30,
                                                    ----------------------------------
                                                          1997              1996
                                                    ----------------  ----------------
Net Sales.........................................         $246,173          $265,611
Cost of Goods Sold:
 Materials, wages and other manufacturing costs...          208,512           230,745
 Research, engineering and development expenses...           10,424             9,574
                                                           --------          --------
                                                            218,936           240,319
                                                           --------          --------
 Gross income.....................................           27,237            25,292
Selling, General and Administrative Expenses                 17,323            17,303
                                                           --------          --------
Operating Income..................................            9,914             7,989
                                                           --------          --------

Other (Income) Expense:
 Royalty and dividend income......................             (218)             (245)
 Interest expense.................................            2,956             3,505
 Other, net.......................................            2,604              (714)
                                                           --------          --------
                                                              5,342             2,546
                                                           --------          --------
Income before Taxes on Income.....................            4,572             5,443
Provision for Taxes on Income                                 1,761             4,046
                                                           --------          --------
 Net Income.......................................         $  2,811          $  1,397
                                                           ========          ========
Earnings Per Common Share.........................         $   0.17          $   0.08
                                                           ========          ========
Weighted average shares outstanding (in thousands)           16,826            16,792
                                                           ========          ========
Dividends declared per share......................         $   0.17          $   0.17
                                                           ========          ========

        The accompanying notes are an integral part of these statements.

             THE STANDARD PRODUCTS COMPANY AND SUBSIDIARY COMPANIES
                          CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)

                                                                          (UNAUDITED)
                                                                           SEPT. 30,           JUNE 30,
                                                                             1997                1997
                                                                         -------------       -----------
ASSETS
Current Assets:
 Cash and cash equivalents..............................................   $   5,433         $    6,972
 Receivables, less allowances of $3,936 at September 30 and
   $2,863 at June 30 (Note 4).............................................   162,278            174,696
Inventories.............................................................      61,377             66,633
Prepaid insurance, taxes, etc...........................................      21,726             23,685
                                                                           ---------         ----------
   Total current assets.................................................     250,814            271,986
Property, Plant and Equipment, at cost..................................     592,247            583,614
 Less - Accumulated depreciation........................................    (288,345)          (280,608)
                                                                           ---------         ----------
                                                                             303,902            303,006
Goodwill, net...........................................................      65,561             66,169
Other Assets............................................................      50,310             50,698
                                                                           ---------         ----------
                                                                           $ 670,587         $  691,859
                                                                           =========         ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
 Short-term notes payable...............................................   $  18,437         $   19,645
 Current maturities of long-term debt...................................       1,014              1,289
 Accounts payable and accrued expenses..................................     181,802            201,629
 Dividend payable.......................................................       2,864              2,858
                                                                           ---------         ----------
   Total current liabilities............................................     204,117            225,421

Long-term Debt, net of current maturities...............................     121,726            121,804
Other Postretirement Benefits...........................................      25,515             24,953
Deferred Income Taxes and Other Credits.................................      50,191             51,324
Commitments and Contingent Liabilities (Note 3)
Shareholders' Equity:
 Serial preferred shares, without par value, authorized 6,000,000 voting
  and 6,000,000 non-voting shares, none issued..........................           -                  -
 Common shares, par value $1 per share; authorized 50,000,000 shares, issued and outstanding, 16,847,188 shares at September 30 and
  16,809,723 at June 30.................................................      16,847             16,810
 Paid-in capital........................................................      98,361             98,066
 Retained earnings......................................................     170,567            170,620
 Foreign currency translation adjustments...............................     (12,468)           (12,870)
 Minimum pension liability..............................................      (4,269)            (4,269)
                                                                           ---------         ----------
    Total shareholders' equity..........................................     269,038            268,357
                                                                           ---------         ----------
                                                                           $ 670,587         $  691,859
                                                                           =========         ==========

        The accompanying notes are an integral part of these statements

             THE STANDARD PRODUCTS COMPANY AND SUBSIDIARY COMPANIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                             (THOUSANDS OF DOLLARS)



                                                                         THREE MONTHS ENDED SEPTEMBER 30,
                                                                        ----------------------------------
                                                                              1997              1996
                                                                        ----------------  ----------------
Cash Flows from Operating Activities:
Net income............................................................         $  2,811          $  1,397
Adjustments to reconcile net income to net cash provided by (used for)
 operating activities:
 Depreciation and amortization........................................           15,410            16,141
 Deferred taxes and other credits.....................................             (729)            3,885
 Effect of changes in foreign currency................................            1,804              (226)
 Other................................................................              691             2,708
 Net changes in assets and liabilities:
   Receivables (Note 4)...............................................           12,418            11,713
   Inventories........................................................            4,990            (6,639)
   Accounts payable and accrued expenses..............................          (19,827)             (963)
   Other current assets and liabilities...............................              554            (4,469)
                                                                               --------          --------
          Net cash provided by operating activities...................           18,122            23,547
Cash Flows from Investing Activities:
   Purchase of property, plant and equipment, net.....................          (15,325)          (15,162)
   Investment in affiliates and nonconsolidated entities..............             (180)             (350)
                                                                               --------          --------
          Net cash used by investing activities.......................          (15,505)          (15,512)
Cash Flows from Financing Activities:
   Proceeds of long-term borrowings...................................                -             7,490
   Repayment of long-term borrowings..................................             (289)          (10,063)
   Net increase (decrease) in short-term borrowings...................           (1,208)            5,546
 Cash dividends.......................................................           (2,864)           (2,857)
                                                                               --------          --------
          Net cash provided by (used by) financing activities.........           (4,361)              116
Effect of exchange rate changes on cash...............................              205               (14)
                                                                               --------          --------
Net increase (decrease) in cash and cash equivalents..................           (1,539)            8,137
Cash and cash equivalents at the beginning of the period..............            6,972                 -
                                                                               --------          --------
Cash and cash equivalents at the end of the period....................         $  5,433          $  8,137
                                                                               ========          ========

        The accompanying notes are an integral part of these statements.

             THE STANDARD PRODUCTS COMPANY AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1997

                             (AMOUNTS IN THOUSANDS)



(1)  BASIS OF PRESENTATION

     The accompanying consolidated financial statements have been prepared by management and, in the opinion of management, contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 1997 and June 30, 1997, and the results of its operations for the three months ended September 30, 1997 and 1996 and cash flows for the three months ended September 30, 1997 and 1996. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997. Results for interim periods are not necessarily indicative of those to be expected for the year. Certain reclassifications have been made to prior year amounts to conform with current year presentation.

(2)  INVENTORIES

     Inventories are stated at the lower of cost or market. The majority of domestic inventories are valued using the last-in, first-out (LIFO) method and the remaining inventories are valued using the first-in, first-out (FIFO) method. The major components of inventory are as follows:


                                     September 30, 1997  June 30, 1997
                                     ------------------  -------------
 Raw materials.....................       $23,503           $29,069
 Work-in-process and finished goods        37,874            37,564
                                          -------           -------
   Totals...........................      $61,377           $66,633
                                          =======           =======

(3)  COMMITMENTS AND CONTINGENCIES

     On September 30, 1997, the Company entered into a $225 million, five-year revolving credit agreement with a syndicate of seven banks. The new agreement replaces the Company's $125 million credit agreement that was to mature in January 1999. The agreement requires the Company to maintain certain financial ratios and covenants as to net worth and leverage. The initial interest rate charged under this agreement was LIBOR plus 0.225%, plus an annual facility fee of 0.125% on the total commitment. The terms of the agreement also requires the Company to maintain certain financial covenants as to net worth and leverage. At September 30, 1997, the Company was in compliance with these various financial covenants. Under the most restrictive of the revised covenants of the Company's various loan agreements, principally the new Credit Agreement, $49,175 of retained earnings were not restricted at September 30, 1997 for the payment of dividends. Management expects that the Company will remain in compliance with these financial covenants through the period ending September 30, 1998.

     The Company and its subsidiaries are involved in certain legal actions and claims. In the opinion of management, any liability which may ultimately be incurred would not materially affect the financial position or results of operations of the Company.

(4)  ACCOUNTS RECEIVABLE SECURITIZATION

     In September 1995, the Company and certain of its U.S. subsidiaries entered into an agreement to sell, on an ongoing basis, all of their accounts receivable to The Standard Products Funding Corporation (Funding Co.), a wholly owned subsidiary of the Company. Accordingly, the Company and those subsidiaries, irrevocably and without recourse, transferred all of their U.S. dollar denominated trade accounts receivable (principally representing amounts owed by original equipment customers in the U.S. automotive and related industries) to the Funding Co. The Funding Co. has sold and, subject to certain conditions, may from time to time sell an undivided interest in those receivables to the Clipper Receivables Corporation. The Funding Co. is permitted to receive advances of up to $50,000 for the sale of such undivided interest. At September 30, 1997, $50,000 had been advanced to the Funding Company. This agreement, which was to expire September 1998, was extended through October 2000.

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

     The Company maintains an allowance for accounts receivable ($3,936 and $2,863 at September 30, 1997 and June 30, 1997, respectively) based on the expected collectibility of all trade accounts receivable, including receivables sold.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION


(1)  RESULTS OF OPERATIONS

     The Company's net sales for the first quarter of fiscal 1998 decreased by 7.3%, or $19.4 million, to $246.2 million compared to the first quarter of fiscal year 1997. Sales for the Company's Transportation Equipment segment totaled $213.3 million for the first quarter of fiscal 1998 compared with $229.8 million for the same period last year, a decrease of $16.5 million, or 7.2%. Sales of the Company's North American automotive operations decreased $18.0 million, or 12.8%, due primarily to reduced car builds on platforms such as the Chrysler minivan, Jeep Cherokee, Plymouth/Dodge Neon and the Ford Taurus/Sable. Automotive sales in Europe declined $3.5 million, or 6.9%, due primarily to currency translations from the weakened French franc against the U.S. dollar. South American results include increased sales of $5.0 million to $19.7 million from our Brazilian subsidiaries, a 34.4% increase over the first quarter of last year. The increase is primarily attributable to volume increases for the Fiat Palio. Sales at the Company's Holm Industries subsidiary were flat when compared to the same period last year with lower air conditioning gasket and building weatherstrip sales being offset by increased appliance volume. Sales for the Company's Tread Rubber segment decreased 8.3% to $32.8 million. This decline related to lower equipment sales to Treadco, Inc. compared with fiscal 1997, when the process of converting Treadco locations to Oliver licensees resulted in higher equipment sales. This conversion is complete.

     Based on published industry data, management believes that car and light truck production for the United States and Canada decreased by approximately 2% during the quarter when compared to the same period in the prior year. Car production decreased by just under 7.5%, while light truck production increased by just under 5%. Several key vehicles for which the Company supplies components had weakened sales during the quarter.

     Gross income for the Company's first quarter of fiscal 1998 increased $1.9 million to $27.2 million, or 11.1% of net sales, from $25.3 million, or 9.5% of net sales for the same period in fiscal 1997. Principal factors affecting the improvement were improved operating results in Brazil and at Holm Industries and ongoing process improvement programs.

     Research, engineering and development expenses for the quarter increased $.9 million, or 8.9% to $10.4 million over the same period in fiscal 1997. The increase is primarily attributable to increased staffing levels in England and Brazil to support new development programs.

     Selling, general and administrative expenses for the first quarter remained flat when compared with prior year levels at $17.3 million. Increases in personnel costs in general were offset by efficiencies gained in consolidating our Brazilian staff operations.

     Other income and expense for the current quarter was $5.3 million in expense, an increase of $2.8 million over the same period a year ago. This increase is primarily attributable to a reduction in earnings at NISCO, our joint venture with Nishikawa Rubber Company of Japan, which decreased by $3.0 million. This reduction was partially offset by lower interest expense of $0.5 million as a result of lower borrowing levels compared to the same quarter a year ago.

     The Company's tax provision for the first quarter of fiscal 1998 of $1.8 million represents an effective rate of 38.5%. This reduced rate from prior periods is primarily the result of improved operating results in Brazil. The prior year results reflect a loss in Brazil for which no tax benefit was recorded.

(2)  FINANCIAL CONDITION

     Cash provided by operations for the first three months of fiscal 1998 was $18.1 million. This represents a decrease from the same period in fiscal 1997 of $5.4 million. This decrease was primarily the result of the reduction of accounts payable, accrued liabilities for contractual obligations, charges against reserves for the previously announced plant closings at Lexington, Kentucky and Schenectady, New York, compensation payments under the Company's incentive plans and changes in deferred tax obligations. This was partially offset by increased income, primarily from Brazil, currency translations, and decreases in inventory levels as a result of the above mentioned plant closings.

     Capital spending for the first three months of fiscal 1997 totaled $15.5 million, the same as the same period last year. The Company expects capital spending for fiscal 1998 to approximate $65.0 million. This includes capital required in connection with the start-up of an operation in Mexico. Construction of the current phase is expected to be completed the end of calendar year 1997. This operation is owned 70% by the Company and 30% by Nishikawa Rubber Company of Japan.

     Cash utilized by financing activities resulted in a net outflow of $4.3 million for the first quarter of the fiscal year. The payment of regular quarterly dividends and repayment of short-term borrowings accounted for the majority of this fund utilization. At September 30, 1997, debt represented 34.4% of total capitalization compared with 34.7% at June 30, 1997.

     As mentioned in Footnote 3, on September 30, 1997 the Company announced the signing of an unsecured five-year, $225 million revolving credit agreement with a syndicate of U.S. banks. This agreement replaces the Company's $125 million credit agreement that was to mature in January, 1999. The new agreement provides improved pricing terms compared with the previous agreement. This will be utilized by the Company to fund working capital and capital spending requirements and as a source for possible acquisition financing. The agreement requires the Company to maintain certain financial ratios and covenants as to net worth and leverage.

     The Company has considered its Brazilian subsidiaries to operate in a "highly inflationary economy" under Statement of Financial Accounting Standard ("SFAS") No. 52, and that its functional currency is the U.S. dollar. Accordingly, the results for these operations have been translated utilizing a remeasurement process prescribed by SFAS No. 52. The criteria for determining highly inflationary status and the functional currency of an operation are detailed in SFAS No. 52. Although Brazil may soon fail to meet the highly inflationary criteria, the Company will continue to translate its results using the remeasurement process until the criteria supporting a U.S. dollar functional currency are no longer met.

(3) CAUTIONARY STATEMENT FOR PURPOSES OF "SAFE HARBOR" UNDER THE PRIVATE SECURITIES REFORM ACT OF 1995

     This document may include projections, forecasts and other forward-looking statements about the Company, the industry in which it competes and the markets it serves. The achievement of such projections, forecasts and other forward-looking statements is subject to certain risks and uncertainties, fully detailed in the "Cautionary Statements for Purposes of "Safe Harbor" Under the Private Securities Reform Act of 1995" in the Company's Annual Report on Form 10-K for the year ended June 30, 1997, which is on file with the Securities and Exchange Commission.


PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities

         None.

Item 3.  Defaults upon Senior Securities

         None.


Item 4. Submission of Matters to a Vote of Security Holders The Company held its annual meeting of shareholders on October 21, 1997. At this meeting, an election was held (i) to elect five directors to serve three-year terms expiring at the 2000 annual meeting, (ii) to consider a proposal to approve the Company's 1997 Employee Stock Option Plan and to reserve 350,000 authorized but unissued Common Shares, $1 par value, for purposes of such plan, and (iii) to consider a proposal to approve the Company's 1997 Restricted Stock Plan and to reserve 150,000 authorized but unissued Common Shares, $1 par value, for purposes of such plan. The voting results for each item are summarized in the table below:


         ELECTION OF DIRECTORS:                       FOR                WITHHELD
                                                      ---                --------
         James C. Baillie                           15,239,528            67,755
         Edward B. Brandon                          15,171,228           136,055
         James S. Reid, Jr.                         15,168,676           138,607
         Alan E. Riedel                             15,171,128           136,155
         Ronald L. Roudebush                        15,236,994            70,289

                                                       FOR            AGAINST       ABSTAIN
                                                       ---            --------      -------
         APPROVAL OF STOCK OPTION PLAN:             14,857,150        413,449       36,684

         APPROVAL OF RESTRICTED STOCK PLAN:         14,404,330        843,898       59,055

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K


         (a) Exhibits


         Exhibit No.
         Under Reg. S-K    Form 10-Q
           Item 601       Exhibit No.          Description
         --------------   -----------  -------------------------
               4              4a         Credit Agreement among The Standard Products Company,
                                         Comerica Bank, NBD Bank, Keybank National Association,
                                         The Bank of New York, Harris Trust and Savings Bank,
                                         Boston Bank, N.A. and National City Bank, as Agent
              10              10a        1997 Employee Stock Option Plan
              10              10b        1997 Restricted Stock Plan
              10              10c        Third Amendment to Receivables Purchase Agreement
              27              27         Financial Data Schedule


         (b)  Reports on Form 8-K

         None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          THE STANDARD PRODUCTS COMPANY





Dated:   November 14, 1997          by    /s/ Donald R. Sheley, Jr.
                                          ----------------------------
                                             Donald R. Sheley, Jr.
                                            Vice President, Finance
                                            Chief Financial Officer


                                          /s/ Bernard J. Theisen
                                          ----------------------------
                                              Bernard J. Theisen
                                             Corporate Controller
                                         Principal Accounting Officer

                               INDEX TO EXHIBITS



       EXHIBIT NO.      DESCRIPTION
       -----------      -----------
       EX-4a            Credit Agreement among the Standard Products Company
       EX-10a           1997 Employee Stock Option Plan
       EX-10b           1997 Restricted Stock Plan
       EX-10c           Third Amendment to Receivables Purchase Agreement
       EX-27            Financial Data Schedule