Form 10-K/A
period 1997-06-30
STANDARD PRODUCTS CO
filed 1997-12-22
CIK 93448

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A

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


                             2401 SOUTH GULLEY ROAD
                            DEARBORN, MICHIGAN 48124
              (Address of Principal Executive Offices) (Zip Code)

      Registrant's telephone number, including area code:  (313) 561-1100

          Securities Registered Pursuant to Section 12(b) of the Act:


                                                NAME OF EACH EXCHANGE
     TITLE OF EACH CLASS                         ON WHICH REGISTERED
     -------------------                         -------------------
 Common Shares, $1 Par Value                   New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes. [X] No. [ ]

The aggregate market value of voting stock held by non-affiliates of the Registrant as of December 15, 1997 (based on the closing price of the Registrant's Common Stock reported on the New York Stock Exchange Composite Tape on such date), was approximately $424.4 million.

The number of shares of Common Stock outstanding as of December 15, 1997, was 16,849,938 shares.

                      Documents incorporated by reference

Portions of the Registrant's Proxy Statement related to the 1997 Annual Meeting of Shareholders are incorporated by reference in Part III.

The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report for the year ended June 30, 1997 on Form 10-K as set forth on the pages attached hereto:

Form 10-K was amended in accordance with Rule 15D-21 to include, as a part thereof, Form 11-K for the annual report and exhibits of:


- Standard Products Individual Retirement and Investment Trust Plan for the fiscal year ended June 30, 1997
- The Standard Products Company (Gaylord, Michigan Plant) UAW Local 388 Collectively Bargained Savings and Retirement Plan for the fiscal year ended June 30, 1997
- The Standard Products Company Collectively Bargained Savings and Retirement Plan (Lexington Division) UAW Local 1681 Lexington, KY for the fiscal year ended June 30, 1997
- The Standard Products Company (Campbell Plastics Division) IUE-AFL-CIO, Local #318 Collectively Bargained Savings and Retirement Plan for the fiscal year ended June 30, 1997
- The Standard Products Collectively Bargained Savings and Retirement Plan for the Employees of the Reid Division Covered by the Collective
     Bargaining Agreement with the United Steel Workers of America Local No. 3586 for the fiscal year ended June 30, 1997


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto.
     THE STANDARD PRODUCTS COMPANY


Date:  December 22, 1997         By:  /s/ Bernard J. Theisen
                                    -------------------------------------------
                                          Bernard J. Theisen
                                 Principal Accounting Officer and Assistant
                                 Secretary

                                Exhibit Index
                                -------------



Exhibit No.                     Description
-----------                     -----------

99.1 Form 11K for Standard Products Individual Retirement and Investment Trust Plan for the fiscal year ended June 30, 1997

99.2 Form 11K for the Standard Products Company (Gaylord, Michigan Plant) UAW Local 388 Collectively Bargained Savings and Retirement Plan for the fiscal year ended June 30, 1997

99.3 Form 11K for the Standard Products Company Collectively Bargained Savings and Retirement Plan (Lexington Division) UAW Local 1681 Lexington, KY for the fiscal year ended June 30, 1997

99.4 Form 11K for the Standard Products Company (Campbell Plastics Division) IUE-AFL-CIO, Local #318 Collectively Bargained Savings and Retirement Plan for the fiscal year ended June 30, 1997

99.5 Form 11K for the Standard Products Collectively Bargained Savings and Retirement Plan for the Employees of the Reid Division Covered by the Collective Bargaining Agreement with the United Steel Workers of America Local No. 3586 for the fiscal year ended June 30, 1997