Form 10-Q
period 1997-12-31
STANDARD PRODUCTS CO
filed 1998-02-12
CIK 93448

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended DECEMBER 31, 1997

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




     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes. [X] No. [ ]

     THE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF FEBRUARY 2, 1998 WAS 16,851,288 SHARES.





                       This report consists of 11 pages.

                         THE STANDARD PRODUCTS COMPANY
                         QUARTERLY REPORT ON FORM 10-Q

                               TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION                                                                             PAGE

Item 1.   Financial Statements

          Consolidated Statements of Operations........................................................     3

          Consolidated Balance Sheets..................................................................     4

          Consolidated Statements of Cash Flows........................................................     5

          Notes to Consolidated Financial Statements...................................................     6

Item 2.   Management's Discussion and Analysis of Results of Operations and Financial Condition........     8


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings............................................................................    10

Item 2.   Changes in Securities........................................................................    10

Item 3.   Defaults upon Senior Securities..............................................................    10

Item 4.   Submission of Matters to a Vote of Security-Holders..........................................    10

Item 5.   Other Information............................................................................    10

Item 6.   Exhibits and Reports on Form 8-K.............................................................    10





SIGNATURES.............................................................................................    11





Unless otherwise indicated, references to "Company" mean The Standard Products Company and its subsidiaries and reference to a fiscal year means the Company's year ended June 30 of the same year (e.g., "fiscal 1998" refers to the period beginning July 1, 1997 and ending June 30, 1998).

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS



            THE STANDARD PRODUCTS COMPANY AND SUBSIDIARY COMPANIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE PERIODS ENDED DECEMBER 31,
                                 (UNAUDITED)
                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)




                                                                 THREE MONTHS                        SIX MONTHS
                                                                 ------------                        ----------
                                                             1997           1996                1997           1996
                                                             ----           ----                ----           ----

 Net Sales .............................................    $282,544        $266,620           $528,717        $532,231

 Cost of Goods Sold:
   Materials, wages and other manufacturing costs ......     232,200         222,813            440,712         453,558
   Research, engineering and development expenses ......      11,040          12,111             21,464          21,685
                                                            --------        --------           --------        --------
                                                             243,240         234,924            462,176         475,243
                                                            --------        --------           --------        --------

      Gross income                                            39,304          31,696             66,541          56,988

 Selling, General and Administrative Expenses ..........      19,832          16,901             37,156          34,204
                                                            --------        --------           --------        --------
     Operating Income ..................................      19,472          14,795             29,385          22,784
                                                            --------        --------           --------        --------




 Other (Income) Expense:
   Royalty and dividend income .........................         (42)           (198)              (260)           (444)
   Interest expense ....................................       3,202           3,223              6,158           6,728
   Other, net ..........................................       1,463             (53)             4,066            (766)
                                                            --------        --------           --------        --------

                                                               4,623           2,972              9,964           5,518
                                                            --------        --------           --------        --------

 Income before Taxes on Income .........................      14,849          11,823             19,421          17,266
 Provision for Taxes on Income .........................       6,088           5,479              7,849           9,525
                                                            --------        --------           --------        --------

    Net Income .........................................    $  8,761        $  6,344           $ 11,572        $  7,741
                                                            ========        ========           ========        ========

 Earnings Per Common Share:
    Basic ..............................................    $   0.52        $   0.38           $   0.69       $    0.46
                                                            --------        --------           --------        --------

    Diluted ............................................    $   0.52        $   0.38           $   0.68        $   0.46
                                                            --------        --------           --------        --------



 Weighted average shares outstanding (in thousands):
    Basic ..............................................      16,849          16,807             16,838          16,800
                                                           ---------        --------           --------        --------

    Diluted ............................................      16,926          16,831             16,907          16,821
                                                           ---------        --------           --------        --------

 Dividends declared per share ..........................       $0.17           $0.17           $   0.34        $   0.34
                                                           =========        ========           ========        ========

        The accompanying notes are an integral part of these statements.

             THE STANDARD PRODUCTS COMPANY AND SUBSIDIARY COMPANIES
                          CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)

                                                                               (UNAUDITED)
                                                                               DECEMBER 31,              JUNE 30,
                                                                                   1997                    1997
                                                                               ------------             ---------
 ASSETS
 Current Assets:
   Cash and cash equivalents   . . . . . . . . . . . . . . . . . . . . .          $    2,774           $     6,972
   Receivables, less allowances of $3,393 at December 31 and
      $2,863 at June 30 (Note 4) . . . . . . . . . . . . . . . . . . . .             150,773               174,696
    Inventories (Note 2) . . . . . . . . . . . . . . . . . . . . . . . .              63,803                66,633
    Prepaid insurance, taxes, etc. . . . . . . . . . . . . . . . . . . .              22,800                23,685
                                                                                  ----------           -----------
      Total current assets   . . . . . . . . . . . . . . . . . . . . . .             240,150               271,986

 Property, Plant and Equipment, at cost  . . . . . . . . . . . . . . . .             599,320               583,614
  Less - Accumulated depreciation  . . . . . . . . . . . . . . . . . . .            (292,805)             (280,608)
                                                                                  ----------           -----------
                                                                                     306,515               303,006

 Goodwill, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              65,090                66,169
 Other Assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              52,142                50,698
                                                                                  ----------           -----------
                                                                                    $663,897              $691,859
                                                                                  ==========           ===========
 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current Liabilities:
  Short-term notes payable   . . . . . . . . . . . . . . . . . . . . . .          $   13,969            $   19,645
  Current maturities of long-term debt   . . . . . . . . . . . . . . . .               1,020                 1,289
  Accounts payable and accrued expenses  . . . . . . . . . . . . . . . .             172,320               201,629
  Dividend payable   . . . . . . . . . . . . . . . . . . . . . . . . . .               2,865                 2,858
                                                                                  ----------           -----------

   Total current liabilities   . . . . . . . . . . . . . . . . . . . . .             190,174               225,421

 Long-term Debt, net of current maturities . . . . . . . . . . . . . . .             120,608               121,804

 Other Postretirement Benefits . . . . . . . . . . . . . . . . . . . . .              26,050                24,953

 Deferred Income Taxes and Other Credits . . . . . . . . . . . . . . . .              52,368                51,324

 Commitments and Contingent Liabilities (Note 3)
 Shareholders' Equity:
   Serial preferred shares, without par value, authorized 6,000,000 voting
      and 6,000,000 non-voting shares, none issued . . . . . . . . . . .                   -                     -
   Common shares, par value $1 per share; authorized 50,000,000 shares, issued and outstanding, 16,851,138 shares at December 31 and
      16,809,723 at June 30  . . . . . . . . . . . . . . . . . . . . . .              16,851                16,810
   Paid-in capital   . . . . . . . . . . . . . . . . . . . . . . . . . .              98,666                98,066
   Retained earnings   . . . . . . . . . . . . . . . . . . . . . . . . .             176,463               170,620
   Foreign currency translation adjustments  . . . . . . . . . . . . . .             (13,014)              (12,870)
   Minimum pension liability   . . . . . . . . . . . . . . . . . . . . .              (4,269)               (4,269)
                                                                                  ----------           -----------
    Total shareholders' equity   . . . . . . . . . . . . . . . . . . . .             274,697               268,357
                                                                                  ----------           -----------
                                                                                    $663,897              $691,859
                                                                                  ==========           ===========

        The accompanying notes are an integral part of these statements

             THE STANDARD PRODUCTS COMPANY AND SUBSIDIARY COMPANIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (THOUSANDS OF DOLLARS)

                                                                                SIX MONTHS ENDED DECEMBER 31,
                                                                                -----------------------------
                                                                                 1997                   1996
                                                                                 ----                   ----
 Cash Flows from Operating Activities:
 Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 11,572                $  7,741
 Adjustments to reconcile net income to net cash provided by (used for)
   operating activities:
   Depreciation and amortization   . . . . . . . . . . . . . . . . . . .        29,882                  30,268
   Deferred taxes and other credits  . . . . . . . . . . . . . . . . . .         1,177                   3,835
   Effect of changes in foreign currency   . . . . . . . . . . . . . . .         1,680                    (149)
   Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (1,447)                    202
     Net changes in assets and liabilities:
        Receivables  . . . . . . . . . . . . . . . . . . . . . . . . . .        23,923                  27,594
        Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . .         2,681                  (8,180)
        Accounts payable and accrued expenses  . . . . . . . . . . . . .       (29,309)                (19,182)
        Other current assets and liabilities . . . . . . . . . . . . . .           438                  (3,887)
                                                                              --------                --------
            Net cash provided by operating activities  . . . . . . . . .        40,597                  38,242

 Cash Flows from Investing Activities:
   Purchase of property, plant and equipment, net  . . . . . . . . . . .       (32,281)                (25,743)
   Investment in affiliates and nonconsolidated entities . . . . . . . .         (107)                   (164)
                                                                              --------                --------

          Net cash used by investing activities  . . . . . . . . . . . .       (32,388)                (25,907)

 Cash Flows from Financing Activities:
   Proceeds of long-term borrowings  . . . . . . . . . . . . . . . . . .           127                  14,716
   Repayment of long-term borrowings   . . . . . . . . . . . . . . . . .        (1,474)                (29,336)
   Net increase (decrease) in short-term borrowings. . . . . . . . . . .        (5,676)                  8,600
   Cash dividends  . . . . . . . . . . . . . . . . . . . . . . . . . . .        (5,729)                 (5,714)
                                                                              --------                --------

          Net cash used by financing activities  . . . . . . . . . . . .       (12,752)                (11,734)

 Effect of exchange rate changes on cash . . . . . . . . . . . . . . . .           345                     (37)
                                                                              --------                --------

 Net increase (decrease) in cash and cash equivalents  . . . . . . . . .        (4,198)                    564

 Cash and cash equivalents at the beginning of the period  . . . . . . .         6,972                       -
                                                                              --------                --------


 Cash and cash equivalents at the end of the period. . . . . . . . . . .      $   2,774               $    564
                                                                              =========               ========

        The accompanying notes are an integral part of these statements.

            THE STANDARD PRODUCTS COMPANY AND SUBSIDIARY COMPANIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 1997
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


(1)      BASIS OF PRESENTATION

         The accompanying consolidated financial statements have been prepared by management and, in the opinion of management, contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of December 31, 1997 and June 30, 1997, and the results of its operations for the three and six months ended December 31, 1997 and 1996 and cash flows for the six months ended December 31, 1997 and 1996. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997. Results for interim periods are not necessarily indicative of those to be expected for the year. Certain reclassifications have been made to prior year amounts to conform with current year presentation.

(2)      INVENTORIES

         Inventories are stated at the lower of cost or market. The majority of domestic inventories are valued using the last-in, first-out (LIFO) method and the remaining inventories are valued using the first-in, first-out (FIFO) method. The major components of inventory are as follows:

                                                                 December 31, 1997           June 30, 1997
                                                                 -----------------           -------------
      Raw materials  . . . . . . . . . . . . . . . . . . . .            $24,147                 $29,069
      Work-in-process and finished goods . . . . . . . . . .             39,656                  37,564
                                                                        -------                 -------
          Totals . . . . . . . . . . . . . . . . . . . . . .            $63,803                 $66,633
                                                                        =======                 =======

(3)      COMMITMENTS AND CONTINGENCIES

         On September 26, 1997, the Company entered into a $225 million, five-year revolving credit agreement with a syndicate of seven banks. The new agreement replaces the Company's $125 million credit agreement that was to mature in January 1999. The agreement requires the Company to maintain certain financial ratios and covenants as to net worth and leverage. The initial interest rate charged under this agreement was LIBOR plus 0.225%, plus an annual facility fee of 0.125% on the total commitment. At December 31, 1997, the Company was in compliance with these various financial covenants. Under the most restrictive covenants of the Company's various loan agreements, principally the new Credit Agreement, $56,442 of retained earnings were not restricted at December 31, 1997 for the payment of dividends. Management expects that the Company will remain in compliance with these financial covenants through the period ending December 31, 1998.

         The Company and its subsidiaries are involved in certain legal actions and claims. In the opinion of management, any liability which may ultimately be incurred would not materially affect the financial position or results of operations of the Company.

(4)      ACCOUNTS RECEIVABLE SECURITIZATION

         In September 1995, the Company and certain of its U.S. subsidiaries entered into an agreement to sell, on an ongoing basis, all of their accounts receivable to The Standard Products Funding Corporation (Funding Co.), a wholly owned subsidiary of the Company. Accordingly, the Company and those subsidiaries, irrevocably and without recourse, transferred all of their U.S. dollar denominated trade accounts receivable (principally representing amounts owed by original equipment customers in the U.S. automotive and related industries) to the Funding Co. The Funding Co. has sold and, subject to certain conditions, may from time to time sell an undivided interest in those receivables to the Clipper Receivables Corporation. The Funding Co. is permitted to receive advances of up to $50,000 for the sale of such undivided interest. At December 31, 1997, $50,000 had been advanced to the Funding Company. This agreement, which was to expire September 1998, was extended through October 2000.

         Proceeds from the sales of receivables have been used to reduce outstanding borrowings under the Company's Revolving Credit Agreement. Costs of the program, which primarily consist of the purchasers' financing and administrative costs, have been classified as Selling, General and Administrative Expenses in the accompanying consolidated statement of income.

         The Company maintains an allowance for accounts receivable ($3,393 and $2,863 at December 31, 1997 and June 30, 1997, respectively) based on the expected collectibility of all trade accounts receivable, including receivables sold.

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

(6)      EARNINGS PER SHARE

         The Company has adopted the provisions of SFAS No. 128, "Earnings per Share", in this quarterly filing. The information required by this pronouncement is presented on the face of the Company's "Consolidated Statements of Operations" found on page 3 of this document. A reconciliation of the numerators and denominators of the basic and diluted earning per share are as follows:

                             THREE MONTHS                      SIX MONTHS
                        -----------------------         -----------------------
                         1997            1996            1997            1996
                        -------         -------         -------         -------
Net Income              $ 8,761         $ 6,344         $11,572         $ 7,741
                        -------         -------         -------         -------
Basic:
   Basic Shares          16,849          16,807          16,838          16,800
                        -------         -------         -------         -------
   Basic EPS            $  0.52         $  0.38         $  0.69         $  0.46
                        -------         -------         -------         -------
Diluted:
   Basic Shares          16,849          16,807          16,838          16,800
   Stock Options             77              24              69              21
                        -------         -------         -------         -------
                         16,926          16,831          16,907          16,821
                        -------         -------         -------         -------
Diluted EPS             $  0.52         $  0.38         $  0.68         $  0.46
                        -------         -------         -------         -------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION

(1)      RESULTS OF OPERATIONS

         The Company's net sales for the second quarter of fiscal 1998 increased $15.9 million, or 6.0%, to $282.5 million compared to the second quarter of fiscal year 1997. Sales for the Company's Transportation Equipment segment totaled $248.7 million for the second quarter of fiscal 1998 compared with $233.9 million for the same period last year, an increase of $14.8 million, or 6.3%. The improvement was primarily attributable to South and North American operations. Our Brazilian subsidiary reported a sales increase of $9.3 million, or 80.6% over prior year levels as the plant in Varginha approaches full production. The increase is attributable to higher volumes for the Fiat Palio platform. A sales increase of $5.1 million, or 3.5%, occurred in the Company's North American automotive operations, due primarily to increased car builds at General Motors. Volumes at General Motors were up over last year's strike-impacted figures. In addition, platforms such as the Chevrolet Lumina, Chrysler Neon, Jeep(R) Cherokee and Ford Windstar showed increases. This more than offset volume decreases in the Ford Taurus. Automotive sales in Europe declined $1.0 million, or 1.8%, due primarily to currency translations from the weakened French franc against the U.S. dollar and lower unit volumes in England. This decline was partially offset by increased volumes in France. Sales at the Company's Holm Industries subsidiary were up 10.4% when compared to the same period last year, primarily due to higher volumes from existing customers. Net sales for the Company's Tread Rubber segment increased 3.3% to $33.8 million, reflecting increased sales of Oliver's precure and moldcure products as well as increased equipment sales.

         Based on published industry data, management believes that car and light truck production in the United States and Canada increased by approximately 10% during the quarter when compared to the same period in the prior year. Car production increased by 4.6%, while light truck production increased by approximately 15.8%. Certain key vehicles for which the Company supplies components, such as the Ford Taurus, had weakened build rates during the quarter. This was more than offset by others such as the Chrysler Neon, Ford Windstar and Jeep(R) Cherokee which experienced substantial increases.

         For the first half of fiscal 1998, sales of the Transportation Equipment segment were $462.1 million, or 0.4% below prior year levels. This slight decline is primarily attributable to weak first quarter volumes in North America on key platforms on which the Company participates, such as the Chrysler minivan and Ford Taurus. The decrease was also attributable to a weakened French franc and lower volumes in England. The decrease was largely offset by substantial volume increases in Brazil, where year-to-date volumes have increased 54.7%, or $14.3 million, and stronger-than-expected North American build volumes in the second quarter of the current year. Net sales weakened in the Tread Rubber segment in the first half of fiscal 1998, decreasing 2.8%, to $66.6 million, from the same period in fiscal year 1997. The decrease is attributable to reduced sales to Treadco, Inc. This decline was partially offset by general volume increases in the segment's other product lines.

         Gross income for the Company's second quarter of fiscal 1998 increased $7.6 million to $39.3 million, or 13.9% of net sales, from $31.7 million, or 11.9% of net sales for the same period in fiscal 1997. Principal factors affecting the improvement were increased sales volumes, improved operating results in Brazil and process improvements in North America. These improvements brought year-to-date gross income to 12.6% of sales as compared to 10.7% for the same period last year. Operating results were adversely impacted by a substantial number of new product launches in the Company's U.K. subsidiary in the first half of the current year.

         Research, engineering and development expenses for the second quarter decreased $1.1 million, or 8.8% to $11.0 million from the same period in fiscal 1997. The decrease is primarily attributable to the completion of specialized programs totaling $1.3 million undertaken in fiscal 1997 which were targeted to enhance the Company's sealing system production methods. This was partially offset by increased personnel costs of $0.5 million in North America. Year-to-date expenses are lower than in the prior year at $21.5 million, or 4.1% of net sales.

         Selling, general and administrative expenses for the second quarter increased $2.9 million, to $19.8 million, when compared with the prior year. The Company has incurred personnel costs and professional fees associated with its upgrade of the organization and new business development. Year-to-date costs increased $3.0 million, to $37.2 million related primarily to the fiscal 1998 second quarter increase previously mentioned.

         Other income and expense totaled $10.0 million in expense for the first half of fiscal 1998, an increase of $4.4 million over the same period a year ago. Approximately $4.3 million of this increased expense is attributable to a reduction in earnings at NISCO, our joint venture with Nishikawa Rubber Company of Japan. The losses at NISCO narrowed from $2.3 million in the first quarter of fiscal 1998 to $0.7 million in the second quarter as management addressed operational issues relating to the launch of the new Honda Accord. Interest expense year-to-date has decreased by $0.6 million due to lower borrowing levels and more favorable short term financing rates.

The Company's tax provision for the second quarter of fiscal 1998 reflects a tax rate of 41.0%. This compares favorably with the prior year effective tax rate of 46.3%. This reduction is primarily attributable to the Brazilian operations becoming profitable. This was partially offset by an increase in the statutory tax rate in France. The year-to-date effective tax rate is 40.4%.

(2)      FINANCIAL CONDITION

         Cash provided by operations for the first half of fiscal 1998 totalled $40.6 million. This represents an increase from the same period in fiscal 1997 of $2.4 million. The increase was caused by the improvement in net income over the first half of fiscal 1997. Other key factors that in the aggregate had no significant net impact included a reduction in inventory during the first half of fiscal 1998 compared to a large build-up of inventory during the first half of fiscal 1997, and a larger reduction in accrued liabilities during 1998 than occurred in 1997. The reduction in accrued liabilities is directly related to the closure of plants in Lexington, Kentucky and Schenectady, New York announced in the third quarter of fiscal 1997. Lexington is closed, while the New York facility has largely ceased operations and is expected to close in the third quarter of this fiscal year. The major inventory changes occurred in Brazil and the United States. In Brazil, the Company has now reached its expected production levels after having been in a ramp-up environment in the first half of fiscal 1997. As a consequence, inventories are now showing a slight decrease, whereas they were increasing in the first half of fiscal 1997. In the United States, the closure of the two plants mentioned above resulted in lower inventory balances.

         Capital spending for all of fiscal 1997 totaled $59.0 million, while management believes fiscal 1998 capital spending should total $65.0 million. For the first half of fiscal 1998, spending is running just over $6.5 million greater than the first half of fiscal 1997. Approximately $4.4 million of this increase relates to new programs in the U.K. and the commencement of operations in Mexico, while the remainder represents merely timing factors between periods.

         Cash utilized for financing activities resulted in a net outflow of $12.8 million for the first half of the fiscal year. The payment of regular quarterly dividends and repayment of short-term borrowings accounted for the majority of this fund utilization. At December 31, 1997, debt represented 33.0% of total capitalization compared with 34.7% at June 30, 1997.

         As mentioned in Footnote 3, on September 26, 1997 the Company announced the signing of an unsecured five-year, $225 million revolving credit agreement with a syndicate of U.S. banks. This agreement replaces the Company's $125 million credit agreement that was to mature in January, 1999. The new agreement provides improved pricing terms compared with the previous agreement. This will be utilized by the Company to fund working capital requirements, capital expenditures and as a source for acquisition financing. At December 31, 1997, only $20 million has been borrowed under this credit facility. The agreement requires the Company to maintain certain financial ratios and covenants as to net worth and leverage.

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

             None.

Item 3.      Defaults upon Senior Securities

             None.

Item 4.      Submission of Matters to a Vote of Security Holders

             Information required by this item was submitted in the 10-Q filed on November 14, 1997 which is herein incorporated by reference.

Item 5.      Other Information

             None.

Item 6.      Exhibits and Reports on Form 8-K

             (a)   Exhibits

             Exhibit No.
             Under Reg. S-K       Form 10-Q
                 Item 601         Exhibit No.            Description
             --------------       -----------            -----------
                   27                27            Financial Data Schedule

             (b)   Reports on Form 8-K

             None.

                                   SIGNATURES

                 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         THE STANDARD PRODUCTS COMPANY




Dated:   February 12, 1998               by   /s/ Donald R. Sheley, Jr.
                                             ---------------------------------
                                                  Donald R. Sheley, Jr.
                                                  Vice President, Finance
                                                  Chief Financial Officer


                                              /s/ Bernard J. Theisen
                                             ---------------------------------
                                                  Bernard J. Theisen
                                                  Corporate Controller
                                                  Principal Accounting Officer

                              INDEX TO EXHIBITS



EXHIBIT NO.                                            DESCRIPTION
-----------                                            -----------
    27                                                 Financial Data Schedule