Form 10-K
period 1998-06-30
STANDARD PRODUCTS CO
filed 1998-09-16
CIK 93448

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES AND EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 1998           Commission File Number: 1-2917

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates of the Registrant as of September 1, 1998 (based on the closing price of the Registrant's Common Shares reported on the New York Stock Exchange Composite Tape on such date), was approximately $420.8 million.

The number of Common Shares, $1 par value outstanding as of September 1, 1998 was 16,502,692 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on October 20, 1998 into Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

     General and Industry Segments

     The Standard Products Company (the "Company") was incorporated in the State of Ohio in 1927 and is engaged primarily in the manufacture of rubber and plastic parts requiring a substantial degree of product engineering and high-volume production processes for automotive original equipment manufacturers ("OEMs") in North America, Europe and South America. Through its Holm Industries, Inc. subsidiary, the Company is the largest supplier of rubber and plastic sealing components for the refrigeration industry in North America. These two businesses form the Company's Transportation Equipment Segment. The Company also manufactures precure and moldcure tread rubber for the truck tire retreading industry. This business, which operates through the Company's subsidiary, Oliver Rubber Company, constitutes the Tread Rubber Segment.

     Additional financial information concerning the Company's reportable business segments and geographic areas for the years ended June 30, 1998, 1997 and 1996 is included in Note 15 of the Consolidated Financial Statements found on page F-24.

     The Company has expanded its international operations over the past three years. In May 1995, the Company increased its ownership in Itatiaia Standard, a Brazilian company, from 20% to 100%. The Company then formed a new entity, Standard Products Brasil Industria E Comercio Ltda. ("SPB"), which took ownership of a new manufacturing facility constructed in Varginha, Brazil. Upon completion of the new facility, all manufacturing operations at the Itatiaia Standard locations ceased, and were transferred to the Varginha plant.

     In 1995, the Company formed Standard Products de Mexico, S.A. de C.V. ("SPM"). In 1996, the Company sold a 30% interest in this entity to Nishikawa Rubber Company, of Hiroshima, Japan ("Nishikawa"). Construction of a new plant in Mexico began during fiscal 1997 and the plant opened in March 1998. This facility will manufacture automotive parts for the North American automotive original equipment market.

     In 1998, the Company formed a new entity, Standard Products Polska Sp.
z o.o. The Company has acquired land and a facility in Bielsko-Biala, Poland. The plant will be utilized as a secondary finishing operation for OEMs now locating in Eastern Europe and will be expanded as market conditions warrant.

     The Company also has a 50% ownership interest in Nishikawa Standard Company ("NSC"), a North American joint venture with Nishikawa and a 40% ownership interest in Jin Young Standard, Inc., a sealing supplier based in South Korea.

TRANSPORTATION EQUIPMENT SEGMENT

     Automotive Original Equipment

     Products. Rubber products supplied to the automotive manufacturing industry include flocked rubber and steel weatherstrip assemblies to seal vehicle windows; flocked rubber window channel assemblies and rubber window gaskets; and vehicle body and door dynamic sealing systems. These products form the sealing system of automotive vehicles, preventing water leakage and inhibiting wind noise from entering the vehicle. Attractiveness of design is an important feature of the sealing system. An increasing number of the Company's parts are sold to OEMs as complete sealing systems. This is a departure from former practices, in which more suppliers furnished individual parts, and not complete systems. The Company also supplies molded rubber engine mounts and body cushions, which comprise a vehicle's vibration control system.

     Plastic products made by the Company include metallized, multicolored and embossed exterior and interior vinyl trim, painted vinyl trim and flocked vinyl and steel weatherstrip assemblies. The plastic exterior products serve as protective barriers preventing damage to the vehicle's sheet metal and can be an integral part of the vehicle's overall styling and appearance.

     Markets and Customers. The Company manufactures parts and accessories for automotive and truck OEMs in North America, South America, and Europe. Manufacturing operations for the OEM market of this segment are conducted by the Company, SPB, Standard Products (Canada) Limited ("SP Canada"), Standard Products Limited ("SPL") and Standard Products Industriel ("SPI"). This segment is highly dependent on the success of OEMs worldwide and on three customers in particular (Ford, General Motors and Chrysler), the loss of one or more of which would have a material adverse effect on this segment (See Note 15 of the Consolidated Financial Statements found on page F-24 for the percentage of sales to its three largest customers). As the Company continues to expand its global position, it also spreads the risk over those additional countries and develops stronger relationships with other major OEMs, such as Fiat in South America and Europe.

     The economic climate in the various geographic areas in which the Company produces and ships parts is generally favorable. North America and Europe remain in modest growth patterns that are typical of mature markets. However, the Brazilian economy is experiencing elevated interest rates due to pressure on its currency as a result of the current turmoil which began in Asia in late 1997. These higher interest rates have adversely impacted automobile sales in Brazil. Changes in foreign exchange rates could also affect the Company adversely. Although Brazil is strongly resisting further significant devaluations of its currency, the impact of the recent currency turmoil affecting emerging markets generally could force Brazil to devalue its currency. In addition, a weak Canadian dollar and continuing pressure on the peso in Mexico could affect the Company's financial results from sales in those countries. In addition, the adoption of measures by various European countries to meet the requirements for use of the euro beginning in 1999 could impact their economies.

     Another external factor impacting the Company is the increased globalization of the economy and the automotive industry. This has brought new competition for customers in North America. Management views the Company's extensive worldwide experience as a major asset in retaining and generating new business. However, this globalization trend has only added to the pressure from the Company's major customers to reduce prices.

     Sales and Distribution. The market for new automobiles in any country is highly dependent on the general economic conditions in that country. Since most of the Company's rubber and plastic automotive products are sold as original equipment, sales of such products are directly affected by the annual car production of OEMs. The Company does not have a backlog of orders at any point in time. Instead, original equipment sales are based upon purchase orders issued annually by automobile manufacturers for each part which the Company produces. The purchase orders are for all or a percentage of the customers' estimated requirements and are binding, subject to annual car production levels. As the year evolves, customers issue releases under those purchase orders, specifying quantities of the parts which the assembly plants require. The Company's sales and product development personnel work directly with the engineering and styling departments of the automotive OEMs in the engineering and development of its various products. The Company maintains sales offices in strategic locations to provide support and service to its customers.

     While the Company's business is not seasonal in the traditional sense, July, August and December are generally lower volume months. OEMs typically perform model changeovers and have plant shutdowns during July, European operations are closed for vacations in August and assembly plants are usually closed for a period from shortly before Christmas until after New Year's Day.

     The Company utilizes, as a distribution center for some of its finished automotive products, approximately 85,000 square feet of a 283,000 square foot public warehouse which it operates in Dearborn, Michigan. The balance of the warehouse space is allocated to research and development and commercial customers' use. In 1997, the Company acquired a 207,000 square foot warehouse in Goldsboro, North Carolina for use by the Company's two North Carolina plants in the storage of raw materials and finished goods. The Company also distributes finished automotive products from a leased warehouse in Charlotte, North Carolina, which is central to the Company's other southern plants. Most of the Company's nondomestic customers are supplied directly by foreign manufacturing plants of subsidiaries of the Company.

     Competition. Each product line of the Company's automotive businesses is highly competitive. Although no single firm competes with the Company in all aspects of this business, major competitors in North America include Gencorp, Inc., the Schlegel group of British Tire & Rubber, Harvard Industries' Kingston-Warren subsidiary and Cooper Tire and Rubber. In its international markets, the Company also competes with several other manufacturers in Europe and South America who are large and have substantial resources. There can be no assurance that competitors will not be able to take actions, including developing new technology or products, or offering prolonged reduced pricing, which could adversely affect the Company.

     In addition to the competitors noted above, the continued globalization of the automotive industry has brought new competition to North America. In particular, Draftex GmbH, a subsidiary of London-based Laird Group PLC has built a production facility in North America. While the Company competes with Draftex in Europe, this has added another supplier in North America at a time when customers are trying to reduce their supplier base. Although reliable industry statistics are not available, the Company believes that it is one of the leading manufacturers of rubber window and door weather sealing products and plastic trim for the worldwide automotive industry.

     Although each customer may emphasize a different component as its primary criteria, the automotive industry has historically competed in three areas in providing customer service: quality, cost and time. Time in this sense relates to on-time delivery, time to bring new products to market, manufacturing cycle time, etc. The Company also believes that engineering and design capabilities now play a greater role in the competitive process. Management believes the Company's investment in engineering and design capabilities is a requirement to achieving future business. The Company has historically met its customers' requirements in these areas.

     Other

     The Company, through its subsidiary, Holm Industries, Inc., manufactures a variety of custom-designed extruded plastic (primarily polyvinyl chloride (PVC) compounds) gaskets and seals sold as original equipment to manufacturers of residential and commercial refrigerators, dishwashers and air conditioners. These products are custom designed to enhance energy control and, in the case of dishwashers, to prevent water leakage. Holm also produces extruded plastic parts for the residential exterior door and window industries and extruded rubber products for the automobile restoration and truck manufacturing industries. Holm is the largest supplier of extruded plastic gaskets and seals to the North American refrigeration and freezer market. In addition to manufacturing facilities in the United States and Mexico, Holm also has varying ownership interest in joint ventures in Mexico and India. It also has license agreements with other manufacturers in Argentina, Brazil and Mexico.

     Working Capital

     The Transportation Equipment segment typically maintains a strong working capital position which provides adequate cash flow. Accounts receivable are promptly paid and inventories turn over rapidly. The Company entered into an agreement in 1995 to sell $50,000,000 of accounts receivable (See Note 3 to the Consolidated Financial Statements found on page F-18). During fiscal 1998, this agreement was extended until November 1, 2000. The Company maintains sufficient credit under borrowing arrangements to meet the Company's cash requirements.

     Joint Ventures

     Through its North American joint venture, NSC, a general partnership owned 50% by the Company and 50% by Nishikawa, the Company manufactures vehicle body and door sealing systems for sale to North American automotive OEMs and Japanese transplants. Major customers include Honda, Ford Motor Company and Automotive Alliance International (formerly Mazda). Manufacturing operations are conducted at plants located in Bremen, New Haven, and Topeka, Indiana. Currently, the chief operating officer of the Company is the chief executive officer of NSC and chairman of its Policy Committee.

     In 1996, the Company sold 30% of its ownership interest in SPM to Nishikawa. The Company retained a 70% interest. The venture will manufacture automotive parts for the North American automotive original equipment market. Construction of the first phase of the facility, located in Aguascalientes, Mexico, was completed in fiscal 1998.

TREAD RUBBER SEGMENT

     Products. The Company's wholly owned subsidiary, Oliver Rubber Company ("Oliver"), manufactures and markets precure and moldcure tread rubber, bonding gum, cement, repair materials and equipment for the tire retreading industry.

     Oliver also supplies custom mixed rubber to the Company for use in automotive original equipment products and to NSC for the manufacture of door seals for automotive original equipment. Oliver also custom mixes rubber compounds for selected customers throughout the United States.

     Oliver supplies both precure and moldcure tread rubber. Precure tread rubber is shipped to a retreader fully cured and with a specially designed tread imprinted. The retreader bonds the precure tread to a tire casing using a combination of bonding material, heat and pressure to complete the retreading process. Moldcure tread rubber is applied by a retread dealer to the tire casing. A pressure mold is then used to cure the rubber and imprint the tread design.

     Markets. Oliver serves the trucking industry in North America through its licensed dealer network for precure retreading and through dealers who sell retreaded tires using the moldcure processes. Oliver also serves markets in other areas of the world, such as Central America and the Middle East, through export sales. Truck mileage, and therefore demand for tread rubber, correlate with general economic conditions of the market served.

     Oliver also supplies moldcure tread rubber for off-the-road (OTR) construction equipment.

     Sales and Distribution. In North America, tread rubber products are marketed by Oliver's sales force to retread dealers, some of which are licensed by Oliver. Licensed dealers use Oliver's patented precure system and market tread rubber under the name Tuff-Cure.

     Competition. The tread rubber industry is very competitive, with more than ten suppliers, of which three are significant. Competition is based upon the price and quality of the products and services supplied. While exact market share information is not available, it is estimated that based on pounds shipped, the largest supplier of precure tread rubber is Bandag, Incorporated ("Bandag"). Unlike Bandag, Oliver sells both precure and moldcure tread rubber. Management believes Oliver is currently one of the largest supplier of moldcure rubber in North America and the second largest supplier of tread rubber. Other significant competitors include Goodyear Tire and Rubber Company and Michelin North America, Inc.

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

ENGINEERING AND DEVELOPMENT

     Although the Company operates in mature industries, it continues to spend significant amounts for engineering and development of new products, processes and applications. These amounts are disclosed on the Consolidated Statements of Income found on page F-11 included herein. Product development is an essential part of the market strength of the Company. The Company's sales and product development personnel work directly with the engineering and styling departments of its major customers in the development of new products. In recent years, the Company's involvement with its automotive customers has begun at the earlier model design stage, and the Company has assumed an increasing share of engineering and design capability and responsibility. The Company's main sales and product development group is located in Dearborn, Michigan, close to the purchasing and engineering groups of its largest customers. The Company also has significant product development facilities at Stratford, Ontario, Huntingdon, England and Bezons, France.

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

EMPLOYEES

     As of June 30, 1998, the Company employed approximately 10,017 persons, of whom approximately 7,000 were hourly employees. Employee relations at the Company's plants generally have been good. Approximately 50% of the Company's employees were represented by labor unions as of June 30, 1998.

ENVIRONMENTAL MATTERS

     The Company believes that it is in substantial compliance with federal, state and local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment. The Company maintains personnel whose function is to monitor compliance with environmental protection regulations.

     At its Gaylord, Michigan plant, the Company is correcting a previously defined condition of groundwater located under its plant by injecting such water to underground depths well below and separate from the drinking water aquifer. To the extent necessary, permits for all corrective activities have been obtained from the Michigan Department of Environmental Quality and the United States Environmental Protection Agency. Chemicals in addition to those previously defined have also been identified in the groundwater. The Company continues to investigate whether the source of the additional chemicals is on-site or off-site.

     The Company was designated as a potentially responsible party in connection with several disposal sites. Settlements with payment of an immaterial amount have been obtained for all sites, except for sites located in Zionsville, Indiana, Kansas City, Kansas, Lenoir and Jamestown, North Carolina, and Toledo, Ohio. The Company was an insignificant contributor at these sites and believes that these matters will be resolved without a material adverse affect on liquidity, capital resources or the consolidated financial condition of the Company.

     The Company was notified by the State of New York that the property occupied by its Schenectady plant, which ceased operations in 1997, is being investigated concerning possible contamination resulting from the operations of the previous property owner. In 1998, the Company entered into an agreement with the New York State Department of Environmental Conservation (NYSDEC) to conduct further investigations and, if necessary, remedial activities at the site. The Company has been meeting the obligations of its agreement with the NYSDEC and has identified a source of contamination that apparently existed prior to the Company owning the property. As a result of these recent activities, the Company now believes that this matter will be resolved without a material adverse affect on liquidity, capital resources or the consolidated financial condition of the Company.

     Where appropriate, the Company has accrued for the above mentioned items. See Note 1, of the Consolidated Financial Statements "Environmental Compliance and Remediation" found on page F-17. Management believes, on the basis of presently available information, that resolution of these matters will not materially affect liquidity, capital resources or the consolidated financial condition of the Company.

FOREIGN OPERATIONS

     The Company owns all of the outstanding shares of SP Canada, a Canadian corporation which is engaged primarily in the manufacture of rubber and plastic parts and accessories for United States and Canadian automotive OEMs. SP Canada also serves the automotive replacement parts market and distributes products for the truck tire retreading industry.

     The Company owns all of the outstanding shares (except for qualifying shares held by nominees) of SPL, an English corporation, which is engaged primarily in the manufacture of rubber and plastics parts and accessories for the North American and European automotive OEMs and for the automotive replacement parts market in Europe.

     The Company and one of its subsidiaries owns all of the issued and outstanding stock of SPI, a corporation organized under French law. SPI is engaged in the business of designing, developing, manufacturing and distributing rubber and plastic parts and accessories principally for the European automotive OEMs and for the automotive replacement parts market.

     In March 1996, SPB commenced production at a newly-constructed plant located in Varginha, Brazil. This 236,000 square foot facility manufactures plastic and rubber sealing components for the automotive original equipment industry in South America. A substantial portion of the plant's business is the production of parts for Fiat's world car, the Palio. During 1995, the Company had increased its presence in Brazil by incorporating SPB and by purchasing the 80% of Itatiaia Standard not then owned by it. During 1996 and 1997, the Company consolidated all of Itatiaia Standard's manufacturing operations into the new facility in Varginha. In addition to Fiat, customers of SPB include Ford, General Motors and Volkswagen.

     In 1995, the Company formed Standard Products de Mexico, S.A. de C.V. During 1996, the Company sold a 30% interest in this entity to Nishikawa. Construction of a new plant in Aguascalientes was completed during fiscal 1998. This 76,000 square foot plant will manufacture rubber and plastic automotive parts for the North American OEMs.

     In 1998, the Company formed Standard Products Polska Sp. z o.o. This Polish corporation has acquired land and a facility in Bielsko-Biala, Poland which will be utilized as a secondary finishing operation in the production of sealing parts for sale to Fiat's assembly operations in Poland. The facility will be expanded as new business is obtained from OEMs now locating in Eastern Europe and will expand as market conditions warrant.

     The Company also has minority equity interests in and licensing arrangements with firms in Japan, Korea, India, Mexico and other countries throughout the world.

     The Company's United States export sales in the aggregate for the three fiscal years ended June 30, 1998, 1997 and 1996, were $99,889,000, $111,017,000 and $95,793,000, respectively, of which a substantial portion is represented by sales to automotive OEMs in Canada.

     The Company's experience has been that its significant foreign businesses in Canada and Western Europe do not present materially different risks or problems from those encountered in its United States markets. The risks of the Company, SP Canada, SPL, SPB, and SPI involve meeting customers' expectations as to the timely delivery of parts which meet their specifications. The automotive business is directly affected by the annual car production of the OEMs. SP Canada, SPL, SPB and SPI participate in the risk of varying car builds similar to any of the Company's other automotive plants which supply domestic assembly plants.

     The Company expects that the risks of conducting business in the Brazilian, Mexican and Polish automotive original equipment market will be greater than the North American and Western European automotive markets. The Company must deal with several new issues, including but not limited to, more stringent governmental regulation, currency instability, potential high interest and inflation rates, and the general economic instability associated with emerging markets.

ITEM 2. PROPERTIES

     The Company operates the following properties for the Transportation Equipment segment:

                                                                  LAND             PLANT
                          LOCATION                              (ACREAGE)      (SQUARE FEET)
                          --------                              ---------      -------------
Aguascalientes, Mexico......................................      15.9             76,000
Auburn Hills, Michigan (1)..................................       5.9             11,000
Baclair, France (1).........................................       4.2            206,000
Bezons, France..............................................       4.3            140,000
Bielsko-Biala, Poland.......................................       2.8             62,000
Bolbec, France (1)..........................................      24.3            276,000
Bombay, India (1)...........................................       0.9              6,000
Charlotte, South Carolina (1)...............................       4.5             15,000
Cleveland, Ohio.............................................      12.0            157,000
Dearborn, Michigan (Offices) (1)............................       0.9             40,000
Dearborn, Michigan (Warehouse and Offices)..................      13.9            358,000
Fairfield, South Carolina (1)...............................       4.0             13,000
Ft. Smith, Arkansas (1).....................................       4.0             20,000
Gaylord, Michigan...........................................      92.6             93,000
Georgetown, Ontario, Canada.................................       5.7             89,000
Goldsboro, North Carolina...................................      37.6            374,000
Greenville, Michigan........................................       1.0             10,000
Griffin, Georgia............................................      17.5            192,000
Hartselle, Alabama (1)......................................       5.0             72,000
Huntingdon, England.........................................      11.1            175,000
Itaquaquecetuba, Brazil (2).................................      11.9             54,000
Kittanning, Pennsylvania....................................       6.1             84,000
Lillebonne, France..........................................       9.1            100,000
Maesteg, Wales..............................................       8.4            120,000
Mitchell, Ontario, Canada...................................      30.0            165,000
New Ulm, Minnesota..........................................       3.5             57,000
New Ulm, Minnesota (1)......................................      40.0             29,000
Plymouth, England...........................................       9.0            127,000
Port Clinton, Ohio (2)......................................      20.0             41,000
Ranjangaon, India...........................................       1.2             15,000
Rocky Mount, North Carolina.................................      24.2            222,000
Scottsburg, Indiana.........................................      11.0            207,000
Scottsburg, Indiana (1).....................................       5.0             61,000
Spartanburg, South Carolina.................................      30.1             85,000
St. Charles, Illinois (1)...................................       4.0             96,000
Stratford, Ontario, Canada..................................      52.2            434,000
Stratford, Ontario, Canada (1)..............................       4.0             35,000
Tijuana, Mexico (1).........................................        --             16,000

                                                                  LAND             PLANT
                          LOCATION                              (ACREAGE)      (SQUARE FEET)
                          --------                              ---------      -------------
Varginha, Brazil............................................      91.4            236,000
Warren, Michigan (1)........................................       0.5              2,000
Winnsboro, South Carolina...................................      26.4            188,000

     The Company operates the following properties for the Tread Rubber segment:

                                                                  LAND           PLANT
                          LOCATION                              (ACREAGE)    (SQUARE FEET)
                          --------                              ---------    -------------
Asheboro, North Carolina....................................      16.4          171,000
Athens, Georgia.............................................      32.0          127,000
Athens, Georgia (1).........................................       6.8          120,000
Dallas, Texas...............................................       4.7          102,000
Export, Pennsylvania........................................       2.0           40,500
Oakland, California (1) (Distribution Center)...............       1.1           25,000
Oakland, California (2).....................................       4.2           60,000
Paris, Texas................................................      30.0           30,000
Paris, Texas (1)............................................       0.5           10,000
Salisbury, North Carolina...................................      11.4          141,000
Salisbury, North Carolina (1)...............................       2.0           16,000

-------------------------
(1) Leased from others. The leases are short to medium term operating leases, some of which have options to renew for additional periods. Rental rates are competitive for the market in which the property is located. The Company believes that all of these leased facilities could be replaced for comparable terms.

(2) Land and buildings held for sale.

     The Company believes that all of its properties, machinery and equipment are in good operating condition and suitable and adequate for the business of the Company as presently conducted. The use of the Company's Transportation Equipment facilities varies with the production of passenger cars and light trucks in various countries. The use of the Tread Rubber facilities varies with demand for tread rubber product. Capacities of each facility are adequate to meet current demands. The Company believes capacity is presently adequate to meet the demands of each segment's business.

ITEM 3. LEGAL PROCEEDINGS

     The Company was not a party to any pending legal proceedings other than ordinary routine litigation incidental to its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

EXECUTIVE OFFICERS OF THE REGISTRANT

     The information below is included in this report pursuant to Instruction 3 to Item 401(b) of Regulation S-K.

     The Executive Officers of the Company are elected annually to serve for one-year terms or until their successors are elected and qualified. The Executive Officers listed below were elected on October 21, 1997.

The business experience, principal occupations and employment during the last five years of the individuals holding the office are indicated in the table below.

                                                                                                 SERVED IN
                                                                                                  PRESENT
                                                                                                  OFFICE
             NAME                AGE                   POSITION WITH REGISTRANT                    SINCE
             ----                ---                   ------------------------                  ---------
James S. Reid, Jr..............  72    Chairman of the Board of Directors                          1981
                                       Mr. Reid resigned from his position as Chief Executive
                                       Officer, which he held since 1962, effective July 24,
                                       1997.
Ronald L. Roudebush............  51    Vice Chairman and Chief Executive Officer                   1997
                                       Formerly, Mr. Roudebush was part owner and an officer of
                                       Milford Dodge, Inc. from 1995 and President of Rockwell
                                       Automotive from 1991 to 1994.
Theodore K. Zampetis...........  53    President and Chief Operating Officer                       1991
Donald R. Sheley, Jr...........  56    Vice President, Finance and Chief Financial Officer         1995
                                       Formerly, Mr. Sheley was Vice President and Corporate
                                       Controller, Cooper Industries, Inc. from 1988.
Larry J. Enders................  56    Vice President of the Company and President and Chief       1993
                                       Executive Officer, Oliver Rubber Company
James F. Keys..................  44    Executive Vice President -- International Operations        1996
                                       Formerly, Mr. Keys was Vice President of the Company and
                                       Managing Director of Standard Products Limited from 1991
                                       to 1996.
Stephan J. Mack................  61    President, Holm Industries, Inc.                            1986
Ted M. McQuade.................  44    Executive Vice President, North American Automotive         1995
                                       Operations
                                       Formerly, Mr. McQuade was Manager of Production Support
                                       and Global Integration, Appliance Business, General
                                       Electric from 1990.
Gerard Mesnel..................  59    Executive Vice President -- Advanced Technology             1995
                                       Worldwide and President and Directeur General, Standard
                                       Products Industriel
                                       Formerly, Mr. Mesnel was President/Consultant, GSF Cie.
                                       since 1990.
Richard N. Jacobson............  48    General Counsel and Secretary                               1997
                                       Formerly, Mr. Jacobson was Senior Corporate Counsel for
                                       The B. F. Goodrich Company from 1987.
John C. Brandmahl..............  59    Vice President -- Human Resources                           1991
David P. Greeneisen............  57    Vice President -- Engineering                               1995
                                       Formerly, Mr. Greeneisen was Vice President, Product
                                       Engineering for Masland Industries from 1992.
Wayne E. Hodges................  48    Vice President -- Sales and Marketing                       1995
                                       Formerly, Mr. Hodges was Senior Vice President and
                                       Corporate Secretary of Toyoda Gosei Company Ltd. from
                                       1989.
George E. Kranz................  56    Vice President -- Purchasing and Supply Worldwide           1996
                                       Formerly, Mr. Kranz was Director, Global Supply
                                       Management for Kelsey-Hayes Company from 1990.
Charles F. Nagy................  46    Treasurer                                                   1992
Bernard J. Theisen.............  39    Corporate Controller and Assistant Secretary                1995
                                       Formerly, Mr. Theisen was Corporate Controller for Hayes
                                       Wheels International, Inc. from 1993.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     On September 1, 1998, the Company had 16,502,692 shares of its Common Shares $1 par value outstanding, which were owned by 921 shareholders of record.

     During 1998 and 1997, the Company paid quarterly cash dividends on its Common Shares of $.17 per share. Information concerning long-term debt, including restrictions and provisions relating to distributions and cash dividends on the Company's Common Shares, appears on Note 7 of the Consolidated Financial Statements on page F-19 of this report.

     The Company's Common Shares are traded on the New York Stock Exchange under the symbol SPD. Market data is shown in the following table:

                                                             1998                          1997
                                                     ---------------------         ---------------------
FISCAL QUARTER                                        HIGH           LOW            HIGH           LOW
--------------                                        ----           ---            ----           ---
1st..............................................    $27.50         $25.13         $25.75         $18.50
2nd..............................................    $31.00         $24.44         $26.25         $22.75
3rd..............................................    $33.56         $25.56         $26.50         $22.00
4th..............................................    $35.88         $27.75         $26.88         $21.38

ITEM 6. SELECTED FINANCIAL DATA

     The information required by the Item is on page F-1 included herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The information required by this Item is on pages F-2 through F-9 included herein.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required by this item is found in Note 8 of the Consolidated Financial Statements which appears on page F-19 included herein.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Financial statements and supplementary data are as set forth in the "Index to Consolidated Financial Statements, Supporting Schedules and Supplemental Data" on page 23 included herein.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     As to Executive Officers, the information required is included in Part I of this report on Form 10-K. The information required by Item 10 as to directors of the Registrant is incorporated herein by reference to the information set forth under the caption "Election of Directors" on pages 4 through 6 of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held October 20, 1998 ("1998 Proxy Statement"). The information required concerning Section 16 compliance is incorporated herein by reference to the information set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" on page 17 of the 1998 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by Item 11 is incorporated herein by reference to the material under the caption "Executive Compensation" on pages 7 through 16 of the 1998 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 is incorporated herein by reference to the information set forth under the captions "Security Ownership of Certain Beneficial Owners and Management" on pages 1 through 4 of the 1998 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 is incorporated herein by reference to the information set forth under the caption "Compensation Committee Interlocks and Insider Participation" on page 13 of the 1998 Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements:

          See Index to Consolidated Financial Statements, Supporting Schedules and Supplemental Data on page 23 included herein.

     (a)(2) Financial Statement Schedule:

          See Index to Consolidated Financial Statements, Supporting Schedules and Supplemental Data on page 23 included herein.

     (a)(3) Exhibits:

                                                                             IF INCORPORATED BY
 EXHIBIT NO.                                                                REFERENCE, DOCUMENTS
UNDER REG. S-K     FORM 10-K                                                 WITH WHICH EXHIBIT
   ITEM 601       EXHIBIT NO.               DESCRIPTION                     WAS PREVIOUSLY FILED
--------------    -----------               -----------                     --------------------
       2               2a        Stock Sale Agreement, Dated          Form 8-K, Dated January 26, 1993
                                 December 19, 1992 with respect to    (Filed with the SEC on February
                                 the acquisition of the Standard      9, 1993; see Exhibit 2 therein)
                                 Products Industriel Group.
       3               3a        Second Amended and Restated          Quarterly Report Form 10-Q (Filed
                                 Articles of Incorporation            with the SEC on November 1, 1993;
                                                                      see Exhibit 3a therein)
       3               3b        Amended and Restated Code of         Form S-3 Registration No.
                                 Regulations                          33-62054 (Filed with the SEC on
                                                                      May 5, 1993; see Exhibit 3.2
                                                                      therein)
       4               4a        Senior Notes Agreement --            Quarterly Report Form 10-Q (Filed
                                 $75,000,000 6.55% Senior Notes       with the SEC on February 11,
                                 due December 16, 2003, by and        1994; see Exhibit 4 therein)
                                 among The Standard Products
                                 Company and Metropolitan Life
                                 Insurance Company and certain of
                                 its Affiliates
       4               4b        First Amendment to Senior Notes      Annual Report Form 10-K (Filed
                                 Agreement -- $75,000,000 6.55%       with the SEC on September 16,
                                 Senior Notes due December 16,        1997)
                                 2003 by and among The Standard
                                 Products Company and Metropolitan
                                 Life Insurance Company and
                                 certain of its Affiliates dated
                                 September 22, 1995
       4               4c        Second Amendment to Senior Notes     Quarterly Report on Form 10Q
                                 Agreement -- $75,000,000 6.55%       (Filed with the SEC on February
                                 Senior Notes due December 16,        10, 1997; see Exhibit 10c
                                 2003 by and among The Standard       therein)
                                 Products Company and Metropolitan
                                 Life Insurance Company and
                                 certain of its Affiliates dated
                                 December 9, 1996
       4               4d        Third Amendment to Senior Notes
                                 Agreement -- $75,000,000 6.55%
                                 Senior Notes due December 16,
                                 2003 by and among The Standard
                                 Products Company and Metropolitan
                                 Life Insurance Company and
                                 certain of its Affiliates dated
                                 September 2, 1998

                                                                             IF INCORPORATED BY
 EXHIBIT NO.                                                                REFERENCE, DOCUMENTS
UNDER REG. S-K     FORM 10-K                                                 WITH WHICH EXHIBIT
   ITEM 601       EXHIBIT NO.               DESCRIPTION                     WAS PREVIOUSLY FILED
--------------    -----------               -----------                     --------------------
       4               4e        Senior Notes Agreement --            Annual Report Form 10-K (Filed
                                 $25,000,000 aggregate principal      with the SEC on September 25,
                                 amount 9.56% Senior Notes due        1989; see Exhibit 4b therein)
                                 July 1, 1999 by and between the
                                 Company and Nationwide Life
                                 Insurance Company ($12,000,000),
                                 Aid Association for Lutherans
                                 ($10,000,000) and Employers Life
                                 Insurance Company of Wausau
                                 ($3,000,000) dated as of June 30,
                                 1989
       4               4f        First and Second Amendments to       Annual Report Form 10-K (Filed
                                 the Senior Notes Agreement --        with the SEC on September 15,
                                 $25,000,000 aggregate principal      1992; see Exhibit 4f therein)
                                 amount, dated February 22, 1991
                                 (First Amendment) and, June 30,
                                 1991 (Second Amendment), between
                                 the Company and Nationwide Life
                                 Insurance Company, Aid
                                 Association for Lutherans and
                                 Employers Life Insurance Company
                                 of Wausau
       4               4g        Third Amendment to Senior Notes      Annual Report Form 10-K (Filed
                                 Agreement aggregate principal        with the SEC on September 16,
                                 amount $25,000,000 dated January     1997)
                                 19, 1993, between the Company and
                                 Nationwide Life Insurance
                                 Company, and Aid Association for
                                 Lutherans and Employers Life
                                 Insurance Company of Wausau
       4               4h        Fourth Amendment to Senior Note      Annual Report Form 10-K (Filed
                                 Agreement principal amount           with the SEC on September 13,
                                 $3,000,000, dated as of January      1995)
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

                                                                             IF INCORPORATED BY
 EXHIBIT NO.                                                                REFERENCE, DOCUMENTS
UNDER REG. S-K     FORM 10-K                                                 WITH WHICH EXHIBIT
   ITEM 601       EXHIBIT NO.               DESCRIPTION                     WAS PREVIOUSLY FILED
--------------    -----------               -----------                     --------------------
       4               4i        Fifth Amendment to Senior Note       Annual Report Form 10-K (Filed
                                 Agreement dated September 22,        with the SEC on September 16,
                                 1995, aggregate principal amount     1997)
                                 $25,000,000 between the Company
                                 and Nationwide Life Insurance
                                 Company, Aid Association for
                                 Lutherans and Employers Life
                                 Insurance Company of Wausau
       4               4j        Credit Agreement, dated as of        Annual Report Form 10-K (Filed
                                 January 19, 1993, among The          with the SEC on September 14,
                                 Standard Products Company, as        1993; see Exhibit 4c therein)
                                 Borrower, and National City Bank,
                                 Society National Bank, Comerica
                                 Bank and NBD Bank, N.A. and
                                 National City, as Agent.
       4               4k        First Amendment to Credit            Quarterly Report 10-Q (Filed with
                                 Agreement, dated as of April 30,     the SEC on May 9, 1997; see
                                 1994, among The Standard Products    Exhibit 4e therein)
                                 Company, as Borrower, and
                                 National City Bank, Society
                                 National Bank, Comerica Bank and
                                 NBD Bank, N.A. and National City,
                                 as Agent.
       4               4l        Second Agreement of Amendment to     Annual Report Form 10-K (Filed
                                 the Credit Agreement, dated as of    with the SEC on September 16,
                                 August 25, 1995, among The           1997)
                                 Standard Products Company, as
                                 borrower, and National City Bank
                                 as agent and for itself, Society
                                 National Bank, Comerica Bank and
                                 NBD Bank
       4               4m        Third Agreement of Amendment to      Quarterly Report 10-Q (Filed with
                                 the Credit Agreement, dated as of    the SEC on November 14, 1996; see
                                 October 25, 1996, among The          Exhibit 4 therein)
                                 Standard Products Company, as
                                 borrower, and National City Bank
                                 as agent and for itself, KeyBank
                                 National Association, Comerica
                                 Bank and NBD Bank.
       4               4n        Confirmation and Interest Rate       Annual Report Form 10-K (Filed
                                 and Currency Exchange Agreement,     with the SEC on September 13,
                                 dated November 12, 1993, between     1995)
                                 the Company and National City
                                 Bank
       4               4o        Interest Rate and Currency           Annual Report Form 10-K (Filed
                                 Exchange Agreement, Termination      with the SEC on September 13,
                                 of $7 million in principal           1995)
                                 amount, dated June 16, 1995
                                 between the Company and National
                                 City Bank

                                                                             IF INCORPORATED BY
 EXHIBIT NO.                                                                REFERENCE, DOCUMENTS
UNDER REG. S-K     FORM 10-K                                                 WITH WHICH EXHIBIT
   ITEM 601       EXHIBIT NO.               DESCRIPTION                     WAS PREVIOUSLY FILED
--------------    -----------               -----------                     --------------------
       4               4p        Credit Agreement among The           Quarterly Report 10-Q (Filed with
                                 Standard Products Company,           the SEC on November 14, 1997; see
                                 Comerica Bank, NBD Bank, KeyBank     Exhibit 4a therein)
                                 National Association, The Bank of
                                 New York, Harris Trust and
                                 Savings Bank, Boston Bank, N.A.
                                 and National City Bank, as Agent
      10              10a        Supplemental Salaried Pension        Annual Report Form 10-K (Filed
                                 Plan                                 with the SEC on September 29,
                                                                      1986; see Exhibit 10a therein)
      10              10b        The Standard Products Company        Form S-8 Registration No.
                                 1985 Employee Incentive Stock        33-01558 (Filed with the SEC on
                                 Option Plan                          November 15, 1985; see Exhibit 4a
                                                                      therein)
      10              10c        The Standard Products Company        Form S-8 Registration No.
                                 1989 Employee Incentive Stock        33-33612 (Filed with the SEC on
                                 Option Plan                          February 28, 1990; see Exhibit 4a
                                                                      therein)
      10              10d        The Standard Products Company        Form S-8 Registration No.
                                 1991 Employee Stock Option Plan      33-51556 (Filed with the SEC on
                                                                      September 2, 1992; see Exhibit 4c
                                                                      therein)
      10              10e        The Standard Products Company        Form S-8 Registration No.
                                 1991 Restricted Stock Plan           33-51554 (Filed with the SEC on
                                                                      September 2, 1992; see Exhibit 4c
                                                                      therein)
      10              10f        The Standard Products Company        Annual Report Form 10-K (Filed
                                 Restricted Stock Agreement           with the SEC on September 15,
                                 between the Company and the          1992; see Exhibit 10h therein)
                                 Chairman and Chief Executive
                                 Officer
      10              10g        The Standard Products Company        Annual Report Form 10-K (Filed
                                 Restricted Stock Agreement           with the SEC on September 15,
                                 between the Company and the          1992; see Exhibit 10i therein)
                                 President and Chief Operating
                                 Officer
      10              10h        The Standard Products Company        Annual Report Form 10-K (Filed
                                 Restricted Stock Agreement           with the SEC on September 27,
                                 between the Company and the          1996; see Exhibit 10h therein)
                                 Executive Vice
                                 President-International
                                 Operations
      10              10i        The Standard Products Company        Form S-8 Registration No.
                                 1993 Employee Stock Option Plan      33-53989 (Filed with the SEC on
                                                                      June 6, 1994; see Exhibit 4
                                                                      therein)
      10              10j        Receivables Purchase Agreement       Quarterly Report Form 10-Q (Filed
                                 dated as of September 22, 1995       with the SEC on February 13,
                                 among The Standard Products          1996; see Exhibit 10a therein)
                                 Funding Corporation as seller and
                                 The Standard Products Company as
                                 initial Master Servicer and
                                 Clipper Receivables Corporation
                                 as Purchaser and State Street
                                 Boston Capital Corporation as
                                 Administrator and National City
                                 Bank as Relationship Bank

                                                                             IF INCORPORATED BY
 EXHIBIT NO.                                                                REFERENCE, DOCUMENTS
UNDER REG. S-K     FORM 10-K                                                 WITH WHICH EXHIBIT
   ITEM 601       EXHIBIT NO.               DESCRIPTION                     WAS PREVIOUSLY FILED
--------------    -----------               -----------                     --------------------
      10              10k        Amendment to Receivables Purchase    Annual Report Form 10-K (Filed
                                 Agreement                            with the SEC on September 16,
                                                                      1997)
      10              10l        Purchase and Sale Agreement dated    Quarterly Report Form 10-Q (Filed
                                 as of September 22, 1995 among       with the SEC on February 13,
                                 The Standard Products Company, as    1996; see Exhibit 10b therein)
                                 Originator and Master Servicer, 5
                                 Rubber Corporation, Oliver Rubber
                                 Company, and Holm Industries,
                                 Inc., as Originators and
                                 Servicers, and The Standard
                                 Products Funding Corporation, as
                                 the Initial Purchaser
      10              10m        Standard Products Individual         Form S-8 Registration No.
                                 Retirement and Investment Trust      333-01923 (Filed with SEC on
                                 Plan                                 March 22, 1996; see Exhibit 4a
                                                                      therein)
      10              10n        The Standard Products Company        Form S-8 Registration No.
                                 Collectively Bargained Savings       333-01921 (Filed with SEC on
                                 and Retirement Plan                  March 22, 1996; see Exhibit 4a
                                                                      therein)
      10              10o        Second Amendment to Receivables      Quarterly Report 10-Q (Filed with
                                 Purchase Agreement                   the SEC on February 10, 1997; see
                                                                      Exhibit 10a therein)
      10              10p        The Standard Products Company        Annual Report Form 10-K (Filed
                                 Restricted Stock Agreement           with the SEC on September 16,
                                 between the Company and the          1997)
                                 Executive Vice President-Advanced
                                 Technology Worldwide
      10              10q        The Standard Products Company        Form S-8 Registration Statement
                                 1996 Employee Stock Option Plan      No. 333-21225 (Filed with SEC on
                                                                      February 6, 1997; see Exhibit
                                                                      4(a) therein)
      10              10r        Letter Re: Employment of J.S.        Annual Report Form 10-K (Filed
                                 Reid, Jr., dated July 24, 1997.      with the SEC on September 16,
                                                                      1997)
      10              10s        Employment Agreement between the     Annual Report Form 10-K (Filed
                                 Standard Products Company and        with the SEC on September 16,
                                 Ronald L. Roudebush dated July 1,    1997)
                                 1997.
      10              10t        Employment Agreement between the     Annual Report Form 10-K (Filed
                                 Standard Products Company and        with the SEC on September 16,
                                 Theodore K. Zampetis dated           1997)
                                 September 1, 1997.
      10              10u        The Standard Products Company        Annual Report Form 10-K (Filed
                                 Restricted Stock Agreement           with the SEC on September 16,
                                 between the Company and the          1997)
                                 Chairman of the Board of
                                 Directors dated July 1, 1997.

                                                                             IF INCORPORATED BY
 EXHIBIT NO.                                                                REFERENCE, DOCUMENTS
UNDER REG. S-K     FORM 10-K                                                 WITH WHICH EXHIBIT
   ITEM 601       EXHIBIT NO.               DESCRIPTION                     WAS PREVIOUSLY FILED
--------------    -----------               -----------                     --------------------
      10              10v        1997 Employee Stock Option Plan      Quarterly Report 10-Q (Filed with
                                                                      the SEC on November 14, 1997; see
                                                                      Exhibit 10a therein)
      10              10w        1997 Restricted Stock Option Plan    Quarterly Report 10-Q (Filed with
                                                                      the SEC on November 14, 1997; see
                                                                      Exhibit 10b therein)
      10              10x        Third Amendment to Receivables       Quarterly Report 10-Q (Filed with
                                 Purchase Agreement                   the SEC on November 14, 1997; see
                                                                      Exhibit 10c therein)
      10              10y        Amendment No. 1 to the Restricted
                                 Stock Agreement between the
                                 Company and the Vice Chairman and
                                 Chief Executive Officer
      10              10z        Amendment to Restricted Stock
                                 Agreement between the Company and
                                 the President and Chief Operating
                                 Officer
      10             10aa        Amendment No. 2 to the Restricted
                                 Stock Agreement between the
                                 Company and the President and
                                 Chief Operating Officer
      13               13        Proxy Statement for the Annual
                                 Meeting of Shareholders to be
                                 held on October 20, 1998
      21               21        Subsidiaries of Registrant
      23               23        Consent of Independent
                                 Accountants
      24               24        Power of Attorney
      27               27        Financial Data Schedule
      99              99a        Standard Products Individual
                                 Retirement and Investment Trust
                                 Plan for the fiscal year ended
                                 June 30, 1998
      99              99b        The Standard Products Company
                                 (Gaylord, Michigan Plant) UAW
                                 Local 388 Collectively Bargained
                                 Savings and Retirement Plan for
                                 the fiscal year ended June 30,
                                 1998
      99              99c        The Standard Products Company
                                 Collectively Bargained Savings
                                 and Retirement Plan (Lexington
                                 Division) UAW Local 1681,
                                 Lexington, KY for the fiscal year
                                 ended June 30, 1998

                                                                             IF INCORPORATED BY
 EXHIBIT NO.                                                                REFERENCE, DOCUMENTS
UNDER REG. S-K     FORM 10-K                                                 WITH WHICH EXHIBIT
   ITEM 601       EXHIBIT NO.               DESCRIPTION                     WAS PREVIOUSLY FILED
--------------    -----------               -----------                     --------------------
      99              99d        The Standard Products Company
                                 (Campbell Plastics Division)
                                 IUE-AFL-CIO, Local #318,
                                 Collectively Bargained Savings
                                 and Retirement Plan for the
                                 fiscal year ended June 30, 1998
      99              99e        The Standard Products Company
                                 Collectively Bargained Savings
                                 and Retirement Plan for the
                                 Employees of the Reid Division
                                 covered by the Collective
                                 Bargaining Agreement with the
                                 United Steel Workers of America,
                                 Local No. 3586 for the fiscal
                                 year ended June 30, 1998
      99              99f        The Standard Products Company
                                 Collectively Bargained Savings
                                 and Retirement Plan for Members
                                 of the Bargaining Unit certified
                                 by NLRB Case No. 10-RC-7481 at
                                 Oliver Rubber Company for the
                                 fiscal year ended June 30, 1998

     (b) Reports on Form 8-K: No reports have been filed during the last quarter of the fiscal year covered by this report on Form 10-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this the 16th day of September 1998.

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


         /s/ RONALD L. ROUDEBUSH            Vice Chairman and Chief Executive     September 16, 1998
------------------------------------------  Officer; Director
           Ronald L. Roudebush

         /s/ THEODORE K. ZAMPETIS           President and Chief Operating         September 16, 1998
------------------------------------------  Officer; Director
           Theodore K. Zampetis

        /s/ DONALD R. SHELEY, JR.           Vice President, Finance and Chief     September 16, 1998
------------------------------------------  Financial Officer
          Donald R. Sheley, Jr.             Principal Financial Officer

          /s/ BERNARD J. THEISEN            Corporate Controller                  September 16, 1998
------------------------------------------  Principal Accounting Officer
            Bernard J. Theisen

           JAMES S. REID, JR.*              Chairman of the Board of Directors,   September 16, 1998
------------------------------------------  Director
            James S. Reid, Jr.

            JAMES C. BAILLIE*               Director                              September 16, 1998
------------------------------------------
             James C. Baillie

            EDWARD B. BRANDON*              Director                              September 16, 1998
------------------------------------------
            Edward B. Brandon

             JOHN DODDRIDGE*                Director                              September 16, 1998
------------------------------------------
              John Doddridge

             JOHN D. DRINKO*                Director                              September 16, 1998
------------------------------------------
              John D. Drinko

             CURTIS E. MOLL*                Director                              September 16, 1998
------------------------------------------
              Curtis E. Moll

            MALCOLM R. MYERS*               Director                              September 16, 1998
------------------------------------------
             Malcolm R. Myers

          LEIGH H. PERKINS, SR.*            Director                              September 16, 1998
------------------------------------------
          Leigh H. Perkins, Sr.

          ALFRED M. RANKIN, JR.*            Director                              September 16, 1998
------------------------------------------
          Alfred M. Rankin, Jr.

             ALAN E. RIEDEL *               Director                              September 16, 1998
------------------------------------------
              Alan E. Riedel

              JOHN D. SIGEL*                Director                              September 16, 1998
------------------------------------------
              John D. Sigel

           W. HAYDEN THOMPSON*              Director                              September 16, 1998
------------------------------------------
            W. Hayden Thompson

*By: /s/ RICHARD N. JACOBSON

     -----------------------------------------
        Richard N. Jacobson
         Attorney-in-Fact

                         THE STANDARD PRODUCTS COMPANY

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS,
                   SUPPORTING SCHEDULES AND SUPPLEMENTAL DATA


Selected Financial Data.....................................   F-1
Management's Discussion and Analysis of Results of
  Operations and Financial Condition........................   F-2
Consolidated Financial Statements and Supplemental Data
  Management's Responsibility for Financial Statements......  F-10
  Report of Independent Public Accountants..................  F-10
  Consolidated Statements of Income for the Years ended June
     30, 1998, 1997 and 1996................................  F-11
  Consolidated Balance Sheets, June 30, 1998 and 1997.......  F-12
  Consolidated Statements of Cash Flows for the Years ended
     June 30, 1998, 1997 and 1996...........................  F-13
  Consolidated Statements of Shareholders' Equity for the
     Years ended June 30, 1998, 1997 and 1996...............  F-14
  Notes to Consolidated Financial Statements................  F-15
Financial Statement Schedules:
  Report of Independent Public Accountants on the Financial
     Statement Schedule.....................................   S-1
  Schedule II  Valuation and Qualifying Accounts for the
     Years Ended June 30, 1998, 1997 and 1996...............   S-2

     All schedules, other than Schedule II, are omitted since the information is not required or is otherwise furnished.

     Separate financial statements of the Registrant have been omitted since restricted net assets of consolidated subsidiaries and unconsolidated investees and the Company's share of the unconsolidated subsidiaries' equity is less than 25% of the Company's net assets at June 30, 1998.

                            SELECTED FINANCIAL DATA

                                             1998          1997          1996         1995        1994
                                             ----          ----          ----         ----        ----
                                                     (THOUSANDS OF DOLLARS EXCEPT SHARE DATA)
INCOME STATEMENT
Net Sales.............................    $1,101,309    $1,108,268    $1,083,920    $995,926    $872,367
Gross Income..........................       165,969       145,456       108,482      99,455     119,427
Selling, General & Administrative
  Expenses............................        78,025        68,559        69,616      60,121      57,787
Non-recurring Charge..................            --        17,661            --       8,832       4,424
Interest Expense......................        12,389        12,914        14,944      14,085       9,982
Other (Income) Expense, net...........         7,033          (137)       (4,602)       (842)     (2,981)
Income before Taxes on Income.........        68,522        46,459        28,524      17,259      50,215
Provision for Taxes on Income.........        25,078        18,929        13,947      (2,807)     17,183
Net Income............................    $   43,444    $   27,530    $   14,577    $ 20,066    $ 33,032
PER SHARE
Net Income -- Basic...................    $     2.58    $     1.64    $      .87    $   1.20    $   1.99
Net Income -- Diluted.................    $     2.56    $     1.63    $      .87    $   1.20    $   1.97
Cash Dividends Declared...............    $      .68    $      .68    $      .68    $    .68    $    .65
Book Value............................    $    17.79    $    15.96    $    15.42    $  15.56    $  14.55
BALANCE SHEET
Property, Plant & Equipment...........    $  624,188    $  583,614    $  548,816    $489,534    $422,576
Accumulated Depreciation..............       293,836       280,608       250,278     220,095     180,567
Total Assets..........................       684,246       691,859       684,695     701,889     624,314
Working Capital.......................        24,078        46,565        53,455     127,498      87,922
Long-term Debt........................        92,457       121,804       143,041     190,522     135,381
Shareholders' Equity..................       300,172       268,357       258,765     260,495     242,677
Cash Dividends Declared...............    $   11,465    $   11,579    $   11,400    $ 11,445    $ 10,821
OTHER
Additions to Property, Plant &
  Equipment, net......................    $   77,335    $   59,004    $   79,684    $ 54,671    $ 59,120
Depreciation & Amortization...........        55,131        53,130        52,545      46,839      40,495
EBITDA................................       136,042       112,503        96,013      78,183     100,692
Cash Flow from Operating Activities
  less Dividends and Net Fixed Asset
  Additions...........................    $   17,497    $    9,462    $   31,656    $(13,007)   $(23,604)
Number of Employees...................        10,017        10,350        10,177      10,308       9,480
Shares Outstanding (Year-end).........        16,878        16,810        16,785      16,736      16,674
Average Shares Outstanding -- Basic...        16,849        16,804        16,758      16,711      16,627
Average Shares
  Outstanding -- Diluted..............        16,975        16,856        16,780      16,748      16,808
Return on Sales.......................           3.9%          2.5%          1.3%        2.0%        3.8%
Return on Average Shareholders'
  Equity..............................          15.3%         10.4%          5.6%        8.0%       14.1%

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

     Net income of the Company and its consolidated subsidiaries was $43,444 in fiscal 1998, or $2.56 per common diluted share compared with $27,530, or $1.63 per common diluted share in fiscal 1997. Results in fiscal 1997 included a non-recurring charge of $17,661, or $0.63 per share net of tax, for the closure of manufacturing facilities in Lexington, Kentucky and Schenectady, New York. The Company also incurred costs related to the closures of approximately $1,665, or $0.06 per share net of tax, in the second half of fiscal 1997 which did not qualify for immediate accrual.

     The Company's Financial Statements and Notes to Financial Statements on Pages F-10 through F-27, including the Report of Independent Public Accountants (the "Consolidated Financial Statements"), should be read as an integral part of this discussion and analysis.

TRANSPORTATION EQUIPMENT SEGMENT

     Net sales by geographic location in this segment were:

                         1998       1997       1996
                         ----       ----       ----
North America........  $663,952   $682,817   $687,009
Europe...............   228,563    234,504    241,617
South America........    76,913     58,680     29,479
                       --------   --------   --------
     Total...........  $969,428   $976,001   $958,105
                       ========   ========   ========

SALES PERFORMANCE -- 1998 VERSUS 1997

     Fiscal 1998 sales for the Transportation Equipment Segment were $969,428, a decrease of $6,573, or 0.7% from the prior year.

     North American automotive sales decreased $26,828 to $560,347 as volumes were down approximately $14,000 and translation losses from a weakened Canadian dollar diminished sales by an additional $8,300. The volume decrease was the result of lower sales on several different platforms, as well as the impact of the United Auto Workers ("UAW") strike against General Motors, which started late in the fourth quarter of 1998. Lower sales resulted in part from reduced unit volumes on certain platforms and from the effects of price concessions granted to customers during the year. European automotive operations experienced a sales decrease of $5,941, or 2.5% to $228,563, as a result of translation losses on the weakened French franc, which totaled $13,900, and customer price reductions of $5,100. These declines were partially offset by improved volumes of $7,300 in the United Kingdom on the Opel Astra and certain Saab and Rover models, and $3,100 in France on several new Volvo platforms. The Transportation Segment's overall sales decrease was balanced by improvements at the Company's Brazilian subsidiary, where sales increased $18,233, or 31.1% to $76,913. This increase is primarily attributable to volume gains on the Fiat Palio platform. High interest rates in Brazil did not affect sales in fiscal 1998, both because the subsidiary was able to export a portion of its production to Fiat in Poland and other countries, and because Fiat did not significantly reduce production due to slowing automotive sales in Brazil until after the end of fiscal 1998. Sales at the Company's Holm Industries subsidiary were 7.9% higher than the same period last year, primarily due to higher volumes from existing customers.

SALES PERFORMANCE -- 1997 VERSUS 1996

     Fiscal 1997 sales for the Transportation Equipment Segment were $976,001, an increase of $17,896, or 1.9% over the prior year.

     The overall sales increase was primarily attributable to the fact that the Company's new plant in Brazil was operational for the entire year. The new plant shipped products for only the final four months of fiscal 1996.

     The sales reduction in North America resulted primarily from decreases in sales of the Ford Taurus/Sable and Escort, Chevrolet Lumina and Plymouth/Dodge Neon. These reductions were not completely offset by increases in sales of the Jeep(R) Grand Cherokee and Chrysler minivan and by increased participation in various General Motors programs. In fiscal 1997, automotive production in North America was essentially flat compared to 1996, and trended downward in the fourth quarter of fiscal 1997, when car production by General Motors, Ford and Chrysler combined was more than 10% lower than in the same period of fiscal 1996. The Company was also under continued pressure from the OEMs to reduce the unit price of its products. The appliance sealing business experienced a $2,099 increase in sales over 1996 levels due to continued strong appliance demand in the United States.

     European sales decreased $7,113, or 2.9%, primarily as a result of currency translation related to the French franc. This was partially offset by currency translation gains arising from a stronger British pound. Volumes in Europe were up slightly over 1996 levels, principally as a result of sales to Toyota, Renault and Volvo.

OPERATING PERFORMANCE -- 1998 VERSUS 1997

     Excluding the effect of the U.S. plant closures announced in fiscal 1997, operating income for the Transportation Equipment segment improved by $6,605, or 9.0% to $79,705 from the previous year despite reduced sales.

     Gross margins on the Company's products improved by $15,953, or 13.5%, over prior year levels. The improved results occurred primarily in North America and Brazil. Improvements in North American automotive operations totaled $16,153, and were attributable to continued process enhancements, cost reduction initiatives (particularly material savings) and efficiencies gained from the closure of two manufacturing facilities. Operations in Brazil turned profitable during fiscal 1998, and operating income was up $11,400 from fiscal 1997. These improvements were offset by margin reductions in Europe, principally the United Kingdom, as a result of start-up costs associated with a substantial number of product launches, including the Opel Astra. In addition, the Company estimates that the UAW strike at General Motors reduced fourth quarter pretax earnings by approximately $2,700.

     Research and development costs increased by $729, or 1.7% from the previous year for the segment. The increase is primarily attributable to increased personnel costs in the United Kingdom related to a substantial number of concurrent product launches, in which several new manufacturing processes were introduced.

     Selling, general and administrative expenses increased substantially for the segment to $54,579, a 20.7% increase from prior year levels due to additional personnel costs of $3,400, facility costs of $1,500, depreciation on capital expenditures $1,300 and professional fees of $1,100. This large increase reflects the full-year cost of employees added in the fourth quarter of fiscal 1997 as part of an effort to upgrade the talent of the people in the organization; an upgrade of leased computer hardware throughout the Company; professional fees utilized in the support of acquisitions and other strategic projects; and the leasing of additional space to support the foregoing efforts.

OPERATING PERFORMANCE -- 1997 VERSUS 1996

     Despite only modest sales growth from 1996 to 1997, the Transportation Equipment segment experienced strong improvements in operating results. Operating income after charges for the plant closings in Lexington, Kentucky, and Schenectady, New York, was $55,439, an increase of $15,603, or 39.2% over fiscal 1996 levels. This improvement was attributable to the success of ongoing process improvement and cost reduction initiatives, including a focused effort on lowering raw material costs. Gross margin on sales showed continued improvement throughout the year. Operating income in Brazil also improved by over $8,500 as this operation moved from start-up toward full production.

     Research and development costs increased substantially due in large part to an investment by the Company in vehicle sealing systems with cosmetic, weight and performance characteristics superior to those then in existence, and which would allow for cycle time improvements when placed in production. This investment totaled approximately $1,500 in fiscal 1997. The Company also incurred increased costs totaling $972 from the addition of engineering staff for its Brazilian operation.

     Selling, general and administrative expenses decreased from prior year levels due to the absence of start-up costs related to the Brazilian plant of $6,100. This decrease was substantially offset by increased personnel costs for areas targeted to improve customer service.

     The Company incurred a charge of $17,661, before tax, for the closure of two North American manufacturing facilities. These closures were deemed necessary by management to consolidate operations and reduce overcapacity in this geographic area. Ongoing production programs at these sites were transferred to existing locations in the United States. The closures were completed in December 1997 and have enhanced the Company's profitability.

TREAD RUBBER SEGMENT

GENERAL

     Oliver Rubber Company ("Oliver") manufactures and markets precure and moldcure tread rubber, bonding gum, cement, repair materials and equipment for use in the tire retreading industry. In addition, Oliver supplies custom-mixed rubber to the Company and certain affiliates for use in the automotive original equipment business.

SALES PERFORMANCE -- 1998 VERSUS 1997

     Sales for fiscal 1998 for the North American based Tread Rubber segment were $150,256, an increase of $4,759 or 3.3%, over fiscal 1997. Included in this amount were intersegment sales of $18,375, an increase of $5,145 or 38.9% compared to the prior year. The intersegment sales increase is the continuation of a trend to take advantage of Oliver's upgraded mixing operations to meet the raw material needs within the Transportation Equipment segment. Sales to third parties in fiscal 1998 were down slightly when compared to the prior year, decreasing $386. Reduced equipment sales in fiscal 1998 related to the Oliver's agreement with Treadco, Inc. were offset by increased precure, moldcure and custom mix volume gains.

SALES PERFORMANCE -- 1997 VERSUS 1996

     Fiscal 1997 sales totaled $145,497, an increase of 7.1% over fiscal 1996 sales of $135,869. Included in this amount were $13,230 of intersegment sales, an increase of 31.6% over prior year levels. The increase in intersegment sales resulted from investments made by Oliver to upgrade the capacity and quality of rubber mixing operations at its Asheboro, North Carolina plant. Increased sales to third parties were primarily the result of Oliver's agreement with Treadco, Inc., the largest independent truck tire retreader in the United States, which was signed in 1996.

OPERATING PERFORMANCE -- 1998 VERSUS 1997

     Operating income in the Tread Rubber segment for fiscal 1998 was $14,040, an increase of $4,912, or 53.8% over the same period last year. The enhanced operating performance is the result of continued process improvements resulting from the upgrade of manufacturing facilities and efficiencies gained with the closure of a manufacturing plant in Oakland, California and the relocation of business to existing plants. The costs to close the facility, net of any gains on the sale of land and building, were insignificant and were included in normal operations. Oliver also benefited from favorable raw material prices, partly as a result of the Company's worldwide procurement initiatives.

OPERATING PERFORMANCE -- 1997 VERSUS 1996

     Operating income in the Tread Rubber segment for fiscal 1997 was $9,128, an increase of $5,050, over fiscal 1996. Approximately $2,300 of this increase is the result of the sales increases noted above. In addition, improved operating efficiencies due to the upgrade of manufacturing facilities, and an emphasis on improving product mix contributed to increased operating income. These increases were partially offset by increased administrative costs related to enhancing the information systems and selling capabilities of this segment.

OTHER (INCOME) EXPENSE

     Interest expense was $12,389 for 1998, compared to $12,914 for 1997, a decrease of $525. The decrease was primarily attributable to lower borrowings under revolving credit agreements in the United States and France during 1998, lower short-term interest rates in the United States and decreased interest from hedging transactions. The lower borrowing levels are a direct result of increased cash generated by operations. These improvements were substantially offset by interest costs from increased short-term borrowings in Brazil and the United Kingdom. Interest expense in

Brazil was also impacted by its government's actions to substantially increase short-term interest rates.

     Interest expense was $12,914 for 1997, compared to $14,944 for 1996, a decrease of $2,030. The decrease was primarily attributable to lower borrowings under the Company's revolving credit agreement during 1997. This resulted from reduced capital expenditures due to the completion of the Brazilian plant and favorable cash flow from improved operations. The improvement was partially offset by increased interest from short-term borrowings, primarily in Brazil.

     Royalty and dividend income have been comparable for each of the last three years. "Other, net" was an expense in fiscal 1998 of $7,459, an increase of $6,938 over the 1997 expense amount of $521. This increase is primarily attributable to: (i) increased royalty expenditures ($1,168), (ii) exchange losses ($599), and (iii) operating losses at the Company's joint venture, Nishikawa Standard Company ("NSC"). As explained in Note 1 of the consolidated financial statements, the Company's share of NSC's earnings decreased by $4,702. Other, net in fiscal 1997 declined from the prior year level by $4,450, principally due to reduced earnings at NSC.

     The Company's effective tax rate for fiscal 1998 was 36.6% as compared to 40.7% in fiscal 1997. This reduction is attributable primarily to the reversal of prior tax adjustments and differences in the overall effective tax rate of foreign operations. In addition, the impact from the utilization of tax credits was reduced as a result of an overall improvement in earnings.

     The Company's effective tax rate for fiscal 1997 was 40.7% as compared to fiscal 1996 of 48.9% with the reduction related primarily to improved operating results in Brazil. While SPB lost money in both 1996 and 1997, reduced losses in 1997 resulted in a lower effective tax rate. The Company did not recognize these benefits in either year. Implementation of royalty agreements between the Company and certain of its foreign subsidiaries also lowered the effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

     The Company generated $106,297 of net cash from operating activities in fiscal 1998. The major sources were net income, non-cash items such as depreciation and amortization and a reduction in accounts receivable. Receivables decreased by $23,161 from the prior year due to reduced amounts outstanding on tooling for OEMs and a decrease in general receivables as a result of the General Motors work stoppage.

     During fiscal 1998, the Company's net capital spending totaled $77,335, an increase of $18,331 from the prior year. Fiscal 1998 capital spending included significant expenditures in the United Kingdom related to a substantial number of new product launches occurring in fiscal 1998 and 1999 and expenditures totaling $7,510 for Oliver, related to a production agreement with Michelin North America, Inc. Also included are expenditures of approximately $8,900 for completion of the Company's new facilities in Baclair, France and in Aguascalientes, Mexico. The plant in Mexico is owned by a joint venture which is 70% owned by the Company and 30% owned by Nishikawa Rubber Company of Hiroshima, Japan. Capital spending for fiscal 1999 is planned to be approximately $65,000.

     The Company used improved cash flow from operations in fiscal 1998 to reduce long-term debt obligations under the Company's revolving credit agreement and also reduce short-term debt in Brazil, which experienced significant increases in short-term borrowing rates due to pressure on the Real, resulting from economic deterioration in Asia. The Company also paid quarterly dividends throughout fiscal 1998 of $0.17 per share. Dividends are expected to continue throughout fiscal 1999.

     During the three-year period ended June 30, 1998, inflation has been relatively moderate, and operating costs reflect current costs for raw materials and inventory, operating expenses and depreciation. It is important to understand that inflation, as reported on a consumer price index basis, may not bear a direct relationship to the Company's costs. Although inflation on the whole was stable during the period, the potential exists for price increases in the raw materials used in operations such as the costs of petroleum, polymers and chemicals at a rate greater than the general inflation rate. The Company does not expect inflation to have any near-term material effect on the costs of its products, although there can be no assurance that such an effect will not occur in the future.

     Except for Brazil and Mexico, the value of the Company's consolidated assets and liabilities located outside the United States (which are translated at period-end exchange rates) and income and expenses (which are translated using rates prevailing during the fiscal year) have been affected by the translation values of the Canadian dollar, French franc, British pound and Polish zloty. Such translation adjustments are reported as a separate component of shareholders' equity. While exchange rate fluctuations have historically not had a significant impact on the Company's reported operating results, changes in the values of the currencies noted above will impact the translation adjustments in the future. The Company's operations in Brazil and Mexico use the U.S. dollar as their functional currency. Translation adjustments for these operations are included in the determination of income.

     At June 30, 1998, the Company was in compliance with the various covenants under the agreements pursuant to which it may borrow money. Management expects that it will remain in compliance with these covenants through the year ending June 30, 1999.

     On June 23, 1998, the Company's Board of Directors authorized the repurchase of up to 5% of the Company's outstanding common shares over a three year period should market conditions warrant. During the next year, the Company believes that its cash requirements for the share repurchase, working capital, capital expenditures, certain acquisitions, dividends, interest and debt repayments will be met through internally generated funds and utilization of available borrowing sources. For a description of the Company's financing arrangements at June 30, 1998, see Note 7 to the Consolidated Financial Statements.

YEAR 2000

     The "Year 2000" problem relates to computer systems that have time and date-sensitive programs that were designed to read years beginning with "19," but may not properly recognize the year 2000. If a computer system or software application used by the Company or a third party dealing with the Company fails because of the inability of the system or application to properly read the year "2000," the results could conceivably have a material adverse effect on the Company.

     As a key supplier to the automotive, appliance and retreading industries, the Company's major exposure for Year 2000 problems is the effect of shutting down production at one of its customer's factories. While lost revenues from such an event are a concern for the Company, the greater risks are the consequential damages for which the Company could be liable if it in fact is found responsible for the shutdown of one of its customer's facilities. Such a finding could have a material adverse impact on the Company's results of operations.

     The most likely way in which the Company would shut down production at a customer's facility is by being unable to supply parts to that customer. The parts supplied by the Company, in most instances, are integral components of the end products produced by the customer, and the inability to provide them may render the customer unable to manufacture and sell its products. Breakdowns in any number of the Company's computer systems and applications could prevent the Company from being able to manufacture and ship its products. Examples are failures in the Company's manufacturing application software, barcoding systems, computer chips embedded in plant floor equipment, lack of supply of materials from its suppliers, or lack of power, heat or water from utilities servicing its facilities. The Company's products do not contain computer devices that require remediation to meet Year 2000 requirements. A review of the Company's status with respect to remediating its computer systems for Year 2000 compliance is presented below.

      For its information technology, the Company currently utilizes an IBM AS400-based computing environment which is complemented by a series of local-area networks ("LANs") that are connected worldwide via a wide-area network ("WAN"). Substantially all operating systems related to the AS400s, LANs and WAN have been updated to comply with Year 2000 requirements. In addition, upgraded and modified versions of the Company's financial, manufacturing (including bar coding), human resource, and other software applications which are Year 2000 ready are available, and are now in the process of being integrated into the Company's systems. The Company presently expects that this integration will be substantially completed by the end of calendar year 1998.

     The Company utilizes non-mainframe computers and software in its various production processes throughout the world. In several locations it has retained consulting firms to assist it in identifying potential Year 2000 problems in those processes, and evaluating the readiness of the computer systems used in those processes. General findings to date have identified only a few changes that need to be made to these systems. Problems have generally related to old personal computers or memory chips which must be replaced. Although there can be no assurance that the Company will identify and correct every Year 2000 problem found in the computer applications used in its production processes, the Company believes that it has in place a comprehensive program to identify and correct any such problems, and expects to have substantially completed the remediation of its production systems by the end of calendar year 1998. At the present time, the Company does not believe that it requires a contingency plan with respect to its information technology and production processes, and has therefore not developed one.

     The Company is also reviewing its building and utility systems (heat, light, phones, etc.) for the impact of Year 2000. Many of the systems in this area are Year 2000 ready. While the Company is working diligently with all of its utility suppliers and has no reason to expect that they will not meet their required Year 2000 compliance targets, there can be no assurance that these suppliers will in fact meet the Company's requirements. The failure of any such supplier to fully remediate its systems for Year 2000 compliance could cause a shutdown of one or more of the Company's plants, which could impact the Company's ability to meet its obligations to supply products to its customers.

     The Company has also commenced a program to determine the Year 2000 compliance efforts of its equipment and material suppliers. The Company has sent comprehensive questionnaires to all of its significant suppliers regarding their Year 2000 compliance and is attempting to identify any problem areas with respect to them. This program will be ongoing and the Company's efforts with respect to specific problems identified will depend in part upon its assessment of the risk that any such problems may cause the shutdown of a customer's plant or other problem which the Company believes would have a material adverse impact on its operations. Unfortunately, the Company cannot fully control the conduct of its suppliers, and there can be no guarantee that Year 2000 problems originating with a supplier will not occur. The Company has not yet developed contingency plans in the event of a Year 2000 failure caused by a supplier or third party, but would intend to do so if a specific problem is identified through the programs described above. In some cases, especially with respect to its utility vendors, alternative suppliers may not be available.

     As a Tier 1 supplier in the auto industry, the Company takes an active role in many industry-sponsored organizations, including the Automotive Industry Action Group ("AIAG"). The AIAG has been proactive in working with OEMs and Tier 1, 2 and 3 suppliers to ensure that the industry as a whole addresses the Year 2000 problem. Tools to assist in achieving compliance include standardized questionnaires, regular meetings of members, follow-up by AIAG personnel regarding answers to questionnaires, etc. The Company continues to work with such industry groups to ensure compliance.

     The information presented above sets forth the key steps taken by the Company to address the Year 2000 problem. There can be no absolute assurance that third parties will convert their systems in a timely manner and in a way that is compatible with the Company's systems. The Company believes that its actions with suppliers will minimize these risks and that the cost of Year 2000 compliance for its information and production systems will not be material to its consolidated results of operations and financial position.

NEW ACCOUNTING STANDARDS

     The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." This standard establishes guidelines for the display of comprehensive income for financial statement purposes. The objective of the statement is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners.

     The FASB has issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This standard requires extensive disclosure of operating segments based on the "management approach." This approach organizes segments within a company for making operating decisions and assessing performance. Reportable segments can be based on products and services, geography, legal structure or any other manner in which management disaggregates the company. This Statement requires reporting segment profit or loss, certain specific revenue and expense items and segment assets. It also requires reconciliations of total segment revenues, total segment profit or loss, total segment assets and other amounts disclosed for segments to corresponding amounts reported in the Consolidated Financial Statements. Restatement of comparative information for earlier periods presented is required in the initial year of application. Interim information is not required until the second year of application, at which time comparative information is required.

     The FASB has issued SFAS No. 132, "Employer's Disclosures about Pensions and Other Post-retirement Benefits." This standard revises employers' disclosures on pension and other postretirement benefit plans. The objective of the statement is to standardize the disclosure requirements and report additional information on changes in the benefit obligations and fair value of plan assets.

     SFAS Nos. 130, 131 and 132 are effective for fiscal years beginning after December 15, 1997.

     The FASB also issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. This standard is effective for fiscal years beginning after June 15, 1999.

     The Company has not determined the impact that the adoption of these new standards will have on its Consolidated Financial Statements or disclosures.

PROSPECTIVE INFORMATION

     In August 1998 the Company's Holm Industries, Inc. subsidiary purchased certain assets and assumed certain liabilities of OEM/Miller Corporation of Aurora, Ohio, a privately owned manufacturer of specialty corrugated plastic tubing and molded parts for the appliance, automotive and construction industries.

     Late in fiscal 1998, the United Auto Workers called a strike against General Motors that lasted until late July 1998. The Company has previously reported that the impact on fiscal 1998 results was estimated at $0.10 diluted earnings per share. The strike will also impact earnings in fiscal 1999. The following comments do not however take into account any such impact.

     The Company expects that its worldwide sales for fiscal 1999 will be down slightly from fiscal 1998 levels. Despite the lack of revenue growth, the Company has targeted to deliver a ten to fifteen percent improvement in diluted earnings per share from fiscal 1998's $2.56. This improvement is partly dependent on improved operating results by the Company's subsidiary in the United Kingdom and at Nisco, the Company's U.S.-based joint venture with Nishikawa Rubber. Both of these operations experienced significant losses in fiscal 1998 related to the introduction of numerous new programs. While more new product introductions are expected in fiscal 1999, the Company believes that the most intense period for these operations is behind them. The targeted earnings improvement is also significantly dependent upon continued results from the Company's Low Cost Producer strategy. This strategy has four components: Six Sigma quality in all operations of the Company; 100% on time delivery; use of breakthrough technologies; and developing synergy worldwide. Further successful initiatives as a part of this strategy are necessary to fund customer givebacks and economic increases planned for fiscal 1999, as well as provide for true productivity gains. The Company has achieved its goals in each of the past two years in part through the success of its Low Cost Producer strategy.

     A closer look at the sales line shows that North American automotive sales are expected to decline by over 10% in fiscal 1999. This decline is related primarily to the loss of some programs, principally the Jeep(R) Grand Cherokee, and expected lower volumes on certain models for which the Company supplies systems, such as the Ford Taurus and Escort. Customer price concessions are also a significant factor in the anticipated sales decline. As mentioned above, this projected sales decline does not include the impact of the UAW strike against General Motors. The sales decline in North America is expected to be offset by increased sales in the Tread Rubber segment as well as continued launches of new programs in the United Kingdom.

     The Company's primary market risks in fiscal 1999 are those shared by its global customers and include, among other things, fluctuations in interest rates and currency exchange rates, particularly in emerging markets. To the extent these fluctuations lead to changes in consumer demand for vehicles in general or give one automaker or group of automakers a competitive advantage over another, the Company's sales volumes may go up or down.

     A specific concern of the Company in this regard is Brazil. During fiscal 1998, the government in Brazil acted to raise interest rates to protect its currency from further devaluation. This had the effect of lowering demand for "big ticket" consumer goods such as automobiles. While some automakers reduced production significantly during this period, others made smaller adjustments or waited to determine what, if any, adjustments they would make to their production schedules. Now, with inventory building in their systems as automobile sales have remained sluggish, they are lowering production, thereby reducing demand for the Company's products. Any prolonged reduction of this nature would have a significant impact on the Company's ability to meet its targeted earnings performance. While a similar exposure exists in other emerging markets in which the Company competes, especially Mexico and Poland, the impact on financial results is unlikely to be material due to the start-up status of these operations.

     In addition to the economic impact of currency exposure, the Company is also exposed to translation losses related to currency changes. The recent slide in the value of the Canadian dollar will reduce the U.S. dollar reported value of both sales and earnings generated in that country.

     Price pressures in the Company's automotive businesses are due in part to the overcapacity that exists in the global automotive industry. This overcapacity has forced OEMs to keep prices low or offer larger incentives to lure buyers into the showroom. OEMs have then turned to their suppliers seeking continued price reductions. However, if current economic problems in Asia and other emerging markets continue to spread globally, the overcapacity in the industry could further intensify the Company's competition and lead to even greater demands for price reductions from its customers at a time when demand may be reduced as well. In such a scenario, the Company's financial performance could be adversely impacted. It is important to note, however, that the Company has successfully managed the impact of these pricing pressures in the past.

CAUTIONARY STATEMENTS FOR PURPOSES OF "SAFE HARBOR" UNDER THE PRIVATE SECURITIES REFORM ACT OF 1995

     Certain statements in this Management's Discussion and Analysis, the attached Consolidated Financial Statements, in the Company's press releases and in oral statements made by or with the approval of an authorized executive officer of the Company, and in particular certain statements set forth in the preceding section entitled "Prospective Information," constitute "forward-looking statements," as that term is defined under the Private Securities Litigation Reform Act of 1995. These may include statements projecting, forecasting or estimating Company performance and industry trends. The achievement of the projections, forecasts or estimates is subject to certain risks and uncertainties. Actual results and events may differ materially from those projected, forecasted or estimated. The applicable risks and uncertainties include general economic and industry conditions that affect all international businesses, as well as matters that are specific to the Company and the markets it serves.

     General risks that may impact the achievement of such forecasts include compliance with new laws and regulations; significant raw material price fluctuations; currency exchange rate fluctuations; limits on repatriation of funds; and political uncertainties. Specific risks to the Company include risk of recession in the economies in which its products are sold, especially in emerging markets where recent currency weakness may lead to recessionary conditions; the concentration of a substantial percentage of the Company's sales with a few major OEM customers; labor relations at the Company, its customers and its suppliers; competition in pricing and new product development from larger companies with substantial resources; and continued globalization of the automotive supply base resulting in new competition in certain locations.

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

RONALD L. ROUDEBUSH        DONALD R. SHELEY, JR.
Ronald L. Roudebush        Donald R. Sheley, Jr.
Vice Chairman and Chief    Vice President, Finance
Executive Officer          and Chief Financial
                           Officer

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE SHAREHOLDERS AND THE BOARD OF DIRECTORS, THE STANDARD PRODUCTS COMPANY:

     We have audited the accompanying consolidated balance sheets of The Standard Products Company (an Ohio corporation) and Consolidated Subsidiaries as of June 30, 1998 and 1997, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three fiscal years in the period ended June 30, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Standard Products Company and Consolidated Subsidiaries as of June 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three fiscal years in the period ended June 30, 1998 in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

July 23, 1998
Detroit, Michigan

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                   THE STANDARD PRODUCTS COMPANY
                                                                   AND CONSOLIDATED SUBSIDIARIES
                                                                   FOR THE YEARS ENDED JUNE 30,
                                                             -----------------------------------------
                                                                1998           1997           1996
                                                                ----           ----           ----
                                                             (THOUSANDS OF DOLLARS EXCEPT SHARE DATA)
Net Sales................................................    $1,101,309     $1,108,268     $1,083,920
Cost of Goods Sold:
  Materials, wages and other manufacturing costs.........       888,385        916,821        934,504
  Research, engineering and development expenses.........        46,955         45,991         40,934
                                                             ----------     ----------     ----------
                                                                935,340        962,812        975,438
                                                             ----------     ----------     ----------
Gross Income.............................................       165,969        145,456        108,482
Selling, General and Administrative Expenses.............        78,025         68,559         69,616
Non-recurring Charge (Note 2)............................            --         17,661             --
                                                             ----------     ----------     ----------
                                                                 87,944         59,236         38,866
                                                             ----------     ----------     ----------
Other (Income) Expense:
  Royalty and dividend income............................          (426)          (658)          (673)
  Interest expense.......................................        12,389         12,914         14,944
  Other, net.............................................         7,459            521         (3,929)
                                                             ----------     ----------     ----------
                                                                 19,422         12,777         10,342
                                                             ----------     ----------     ----------
Income before Taxes on Income............................        68,522         46,459         28,524
Provision for Taxes on Income............................        25,078         18,929         13,947
                                                             ----------     ----------     ----------
     Net Income..........................................    $   43,444     $   27,530     $   14,577
                                                             ==========     ==========     ==========
Earnings Per Common Share:
  Basic..................................................    $     2.58     $     1.64     $     0.87
                                                             ----------     ----------     ----------
  Diluted................................................    $     2.56     $     1.63     $     0.87
                                                             ----------     ----------     ----------
Weighted average shares outstanding:
  Basic..................................................    16,848,967     16,803,849     16,757,767
  Diluted................................................    16,975,321     16,855,624     16,779,828

        The accompanying notes are an integral part of these statements.

                          CONSOLIDATED BALANCE SHEETS

                                                                THE STANDARD PRODUCTS
                                                              COMPANY AND CONSOLIDATED
                                                               SUBSIDIARIES, JUNE 30,
                                                              -------------------------
                                                                 1998          1997
                                                                 ----          ----
                                                                (THOUSANDS OF DOLLARS
                                                                 EXCEPT SHARE DATA)
ASSETS
Current Assets:
  Cash and cash equivalents.................................   $   1,625     $   6,972
  Receivables, less allowances of $3,949 in 1998 and $2,863
     in 1997................................................     151,535       174,696
  Inventories (Note 4)......................................      61,139        66,633
  Prepaid expenses..........................................      25,319        23,685
                                                               ---------     ---------
       Total current assets.................................     239,618       271,986
                                                               ---------     ---------
Property, Plant and Equipment, at cost:
  Land and buildings........................................     125,906       123,103
  Machinery and equipment...................................     498,282       460,511
                                                               ---------     ---------
                                                                 624,188       583,614
  Less -- Accumulated depreciation..........................    (293,836)     (280,608)
                                                               ---------     ---------
       Net property, plant and equipment....................     330,352       303,006
Goodwill, net...............................................      63,617        66,169
Other Assets, net (Note 5)..................................      50,659        50,698
                                                               ---------     ---------
                                                               $ 684,246     $ 691,859
                                                               =========     =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Short-term notes payable..................................   $  14,994     $  19,645
  Current maturities of long-term debt......................      14,031         1,289
  Accounts payable and accrued expenses (Note 6)............     183,646       201,629
  Dividend payable..........................................       2,869         2,858
                                                               ---------     ---------
       Total current liabilities............................     215,540       225,421
Long-term Debt, net of current maturities...................      92,457       121,804
Other Postretirement Benefits...............................      24,362        24,953
Deferred Income Taxes and Other Credits.....................      51,715        51,324
Commitments and Contingent Liabilities (Note 12)
Shareholders' Equity:
  Serial preferred shares, without par value, authorized
     6,000,000 voting shares and 6,000,000 non-voting
     shares, none issued....................................          --            --
  Common shares, par value $1 per share; authorized
     50,000,000 shares, issued and outstanding 16,877,693 in
     1998 and 16,809,723 in 1997............................      16,878        16,810
  Paid-in capital...........................................      99,462        98,066
  Retained earnings.........................................     202,599       170,620
  Foreign currency translation adjustments..................     (16,991)      (12,870)
  Minimum pension liability.................................      (1,776)       (4,269)
                                                               ---------     ---------
       Total shareholders' equity...........................     300,172       268,357
                                                               ---------     ---------
                                                               $ 684,246     $ 691,859
                                                               =========     =========

        The accompanying notes are an integral part of these statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   THE STANDARD PRODUCTS COMPANY
                                                                   AND CONSOLIDATED SUBSIDIARIES
                                                                    FOR THE YEARS ENDED JUNE 30,
                                                                ------------------------------------
                                                                  1998          1997          1996
                                                                  ----          ----          ----
                                                                       (THOUSANDS OF DOLLARS)
Cash Flows from Operating Activities:
  Net income................................................    $ 43,444      $ 27,530      $ 14,577
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization..........................      55,131        53,130        52,545
     Deferred taxes and other credits.......................       1,005          (974)          265
     Equity in income of non-consolidated affiliates........       3,478        (1,103)       (2,436)
     Effect of changes in foreign currency..................       1,163           929           192
     Other..................................................      (2,528)        2,763         1,216
     Net changes in assets and liabilities:
       Receivables (Note 3).................................      23,161         5,877        18,160
       Inventories..........................................       5,025        (6,079)        9,081
       Accounts payable and accrued expenses................     (23,582)       (2,028)       29,140
                                                                --------      --------      --------
          Net cash provided by operating activities.........     106,297        80,045       122,740
                                                                --------      --------      --------
Cash Flows from Investing Activities:
  Purchase of property, plant and equipment, net............     (77,335)      (59,004)      (79,684)
  Investments in affiliates and non-consolidated entities...      (1,307)         (264)         (199)
  Assets acquired by purchase of businesses.................          --            --        (1,581)
                                                                --------      --------      --------
          Net cash used by investing activities.............     (78,642)      (59,268)      (81,464)
                                                                --------      --------      --------
Cash Flows from Financing Activities:
  Proceeds of long-term borrowings..........................      27,144        18,076        37,791
  Net increase (decrease) in short-term borrowings..........      (4,651)       18,447        (3,561)
  Repayment of long-term borrowings.........................     (43,666)      (39,586)      (84,659)
  Cash dividends............................................     (11,465)      (11,579)      (11,400)
  Proceeds from exercise of stock options...................         533           134           299
                                                                --------      --------      --------
          Net cash used by financing activities.............     (32,105)      (14,508)      (61,530)
                                                                --------      --------      --------
Effect of exchange rate changes on cash and cash
  equivalents...............................................        (897)          703           708
                                                                --------      --------      --------
Increase (decrease) in cash and cash equivalents............      (5,347)        6,972       (19,546)
Cash and cash equivalents at the beginning of the year......       6,972            --        19,546
                                                                --------      --------      --------
Cash and cash equivalents at the end of the year............    $  1,625      $  6,972      $     --
                                                                ========      ========      ========

        The accompanying notes are an integral part of these statements.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                            THE STANDARD PRODUCTS COMPANY AND CONSOLIDATED SUBSIDIARIES
                                                  FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996
                                       ----------------------------------------------------------------------
                                                                        FOREIGN
                                                                       CURRENCY      MINIMUM        TOTAL
                                       COMMON    PAID-IN   RETAINED   TRANSLATION    PENSION    SHAREHOLDERS'
                                       SHARES    CAPITAL   EARNINGS   ADJUSTMENTS   LIABILITY      EQUITY
                                       ------    -------   --------   -----------   ---------   -------------
                                                      (THOUSANDS OF DOLLARS EXCEPT SHARE DATA)
BALANCE, JUNE 30, 1995..............   $16,736   $96,237   $151,492    $   (496)     $(3,474)     $260,495
  Net income........................        --        --     14,577          --           --        14,577
  Cash dividends ($.68 per share)...        --        --    (11,400)         --           --       (11,400)
  Foreign currency translation
     adjustments....................        --        --         --      (5,822)          --        (5,822)
  Restricted stock awards...........        --       419         --          --           --           419
  Sale of 48,712 shares to option
     holders........................        49       250         --          --           --           299
  Minimum pension liability.........        --        --         --          --          197           197
                                       -------   -------   --------    --------      -------      --------
BALANCE, JUNE 30, 1996..............   $16,785   $96,906   $154,669    $ (6,318)     $(3,277)     $258,765
  Net income........................        --        --     27,530          --           --        27,530
  Cash dividends ($.68 per share)...        --        --    (11,579)         --           --       (11,579)
  Foreign currency translation
     adjustments....................        --        --         --      (6,552)          --        (6,552)
  Restricted stock awards...........        --     1,051         --          --           --         1,051
  Sale of 24,856 shares to option
     holders........................        25       109         --          --           --           134
  Minimum pension liability.........        --        --         --          --         (992)         (992)
                                       -------   -------   --------    --------      -------      --------
BALANCE, JUNE 30, 1997..............   $16,810   $98,066   $170,620    $(12,870)     $(4,269)     $268,357
  Net income........................        --        --     43,444          --           --        43,444
  Cash dividends ($.68 per share)...        --        --    (11,465)         --           --       (11,465)
  Foreign currency translation
     adjustments....................        --        --         --      (4,121)          --        (4,121)
  Restricted stock awards...........        --       931         --          --           --           931
  Sale of 67,950 shares to option
     holders........................        68       465         --          --           --           533
Minimum pension liability...........        --        --         --          --        2,493         2,493
                                       -------   -------   --------    --------      -------      --------
BALANCE, JUNE 30, 1998..............   $16,878   $99,462   $202,599    $(16,991)     $(1,776)     $300,172
                                       =======   =======   ========    ========      =======      ========

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

     The Company's investment in Nishikawa Standard Company (NSC), a 50% owned joint venture in the United States, is accounted for under the equity method. The Company's investment in NSC at June 30, 1998 and 1997 was $17,076 and $19,609, respectively, and is included in Other Assets in the accompanying consolidated balance sheets. In 1998, the Company made a $1,200 contribution in capital to the partnership to be used for general operating purposes. The Company's share of NSC's operating income (loss) was ($3,733), $969 and $2,504 in fiscal 1998, 1997 and 1996, respectively.

     Under the terms of NSC's revolving credit and term loan facility, the joint venture partners are required to guarantee a portion of NSC's borrowings. The Company's share of these guarantees at June 30, 1998 was $8,050.

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include bank deposits and repurchase agreements at varying rates of interest and with original maturities less than thirty days. These investments are carried at cost which approximates market value.

     The following is additional information related to the accompanying consolidated statements of cash flows:

                        1998      1997      1996
                        ----      ----      ----
Cash paid for
  interest...........  $13,054   $12,314   $14,962
Cash paid for income
  taxes..............  $20,087   $18,819   $ 6,206

FOREIGN CURRENCY TRANSLATION

     The financial statements of the Company's foreign subsidiaries have been translated in accordance with Statement of Financial Accounting Standards (SFAS) No. 52. Except for the Brazilian and Mexican subsidiaries, current rates of exchange are used to translate the balance sheets of these entities, while the average exchange rate of each fiscal year is used for the translation of income and expense accounts. The resulting unrealized gains and losses are recorded as a component of shareholders' equity. Because the Company's Mexican subsidiary operates in a highly inflationary economy, the U.S. dollar has been used as the functional currency in the translation of the Mexican financial statements. The Brazilian economy ceased to be high inflationary during fiscal 1998, however SFAS 52 prescribes criteria which, if met, allows for the translation of its results using the remeasurement process. The Company will continue to use the U.S. dollar as the functional currency until the criteria specified in SFAS 52 are no longer met. Accordingly, foreign currency gains or losses of the Brazilian and Mexican subsidiaries have been reflected in income currently.

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

INVENTORIES

     Inventories are stated at the lower of cost or market. A substantial portion of domestic invento-ries are valued using the last-in, first-out (LIFO) method, and the remaining inventories are valued using the first-in, first-out (FIFO) method. Cost includes the cost of materials, direct labor and the applicable share of manufacturing overhead.

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

RETIREMENT PLANS

     The Company's policy is to fund the pension costs of defined benefit plans in accordance with the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). Defined contribution and multi-employer plans are funded as accrued and the accrual is based upon hourly rates, or a percentage of the unit's performance.

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

     Off balance sheet derivative financial instruments include a currency and interest rate swap transaction and foreign exchange contracts. The currency and interest rate swap transaction protects the Company from fluctuations in the value of the U.S. dollar in relation to the French franc and establishes a fixed U.S. dollar rate of return on a loan from the Company to its French subsidiary. The interest rate swap transaction converts floating rate debt under its Revolving Credit Agreement to fixed rate debt.

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

IMPAIRMENT OF ASSETS

     The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of " on July 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of SFAS No. 121 did not have a material effect on the Company's consolidated financial statements.

STOCK-BASED COMPENSATION

     Prior to July 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On July 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which allows entities to continue to apply the provisions of APB Opinion No. 25, and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in fiscal 1997 and future years as if the fair-value based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform to their 1998 presentation in the financial statements.

2. NON-RECURRING CHARGE

     In 1997, the Company announced it would permanently close two automotive parts plants in Schenectady, New York and Lexington, Kentucky, and recorded a non-recurring charge of $17,661 or $0.63 per share of common stock, after tax. The closures were undertaken to reduce overcapacity, which management feels will allow the Company to improve customer service, reduce operating costs, and improve productivity and asset utilization. The closures were completed by December 1997, resulting in the reduction of 470 employees.

     The Company's provision consisted of $12,485 to recognize severance and benefits for terminated employees and $5,176 for asset writedowns and building razing costs. Additional costs will be charged to normal operations as incurred.

     During fiscal 1997, the Company also incurred $1,665 in expenses related to the transfer of business from the closed facilities to those that will remain in operations. Since these costs are expected to benefit future operations they were not included in the non-recurring charge. Examples include costs to move machinery, equipment and inventory, equipment set-up and relocation of employees retained by the Company.

3. ACCOUNTS RECEIVABLE SECURITIZATION

     In September 1995, the Company and certain of its U.S. subsidiaries entered into an agreement to sell, on an ongoing basis, all of their accounts receivable to The Standard Products Funding Corporation (Funding Co.), a wholly owned subsidiary of the Company. Accordingly, the Company and those subsidiaries, irrevocably and without recourse, transfer all of their U.S. dollar denominated trade accounts receivable (principally representing amounts owed by original equipment customers in the U.S. automotive and related industries) to the Funding Co. The Funding Co. has sold and, subject to certain conditions, may from time to time sell an undivided interest in those receivables to the Clipper Receivables Corporation. The Funding Co. is permitted to receive advances of up to $50,000 for the sale of such undivided interest. At June 30, 1998, $50,000 has been advanced. The agreement, which was to expire in September 1998, was extended to November 2000.

     Proceeds from the sale were used to reduce outstanding borrowings under the Company's Revolving Credit Agreement and are reflected as operating cash flows in the accompanying consolidated statement of cash flows. Costs of the program, which primarily consist of the purchasers' financing and administrative costs, totaled $3,158 and $3,104 in fiscal 1998 and 1997 and have been classified as Selling, General and Administrative Expenses in the accompanying consolidated statement of income. The Company maintains an allowance for doubtful accounts receivable ($3,949 and $2,863 at June 30, 1998 and 1997, respectively) based on the expected collectibility of all trade accounts receivable, including receivables sold.

4. INVENTORY

     The major components of inventory are as follows:

                               1998       1997
                               ----       ----
                                (THOUSANDS OF
                                   DOLLARS)
Raw materials.............    $24,898    $29,069
Work-in-process and
  finished goods..........     36,241     37,564
                              -------    -------
Total, at both FIFO and
  LIFO cost...............    $61,139    $66,633
Excess of FIFO cost over
  LIFO cost...............    $13,119    $14,019

     Approximately 46% of the Company's inventories are valued at LIFO cost.

5. OTHER ASSETS, NET

     Other assets consist of the following:

                                 1998       1997
                                 ----       ----
                                  (THOUSANDS OF
                                     DOLLARS)
Investments...................  $18,976    $22,508
Tooling.......................    9,312      3,450
Patents and license
  agreements..................    3,299      2,448
Other intangibles.............    1,967      3,386
Deferred taxes................    8,810      9,401
Other.........................    8,295      9,505
                                -------    -------
    Total.....................  $50,659    $50,698

     Where applicable, amounts are presented net of accumulated amortization.

6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses consist of the following:

                                 1998         1997
                                 ----         ----
                               (THOUSANDS OF DOLLARS)
Accounts payable...........    $ 92,965     $ 81,214
Accrued payrolls...........      30,675       34,451
Accrued other taxes........       4,108        5,035
Federal income tax.........       1,996        3,681
Other accrued expenses.....      53,902       77,248
                               --------     --------
    Total..................    $183,646     $201,629

7. FINANCING ARRANGEMENTS

                              1998         1997
                              ----         ----
                           (THOUSANDS OF DOLLARS)
Senior notes.............   $100,000     $100,000
Revolving credit
  agreement..............         --       20,000
Other debt...............      6,488        3,093
                            --------     --------
     Total...............    106,488      123,093
Less -- current
  maturities.............     14,031        1,289
                            --------     --------
                            $ 92,457     $121,804

     At June 30, 1998, Senior Notes outstanding of $100,000 include two issues, $75,000 and $25,000. The $75,000 Senior Notes, placed directly with three affiliated insurance companies, are unsecured and accrue interest at 6.55%. Interest payments are payable semiannually, and annual principal payments of $12,500 begin in December 1998 through December 2002, with the balance due on maturity in December 2003. The $25,000 Senior Notes are also unsecured notes placed directly with the holders. The interest rate of 9.81% is paid semiannually and the notes are payable July 1, 1999.

     Each of the Senior Note agreements requires the Company to maintain certain financial covenants as to net worth and leverage.

     The Revolving Credit Agreement (Credit Agreement) represents unsecured borrowings from a group of banks that have committed to make available for borrowing up to $225,000 until September 2002 with provisions for extending the agreement beyond that date upon satisfaction of certain requirements. The loans may be denominated in either U.S. dollars or certain other currencies based upon Eurodollar interest rates or the agent bank's base rate. An annual facility fee of 0.125% is due on the total commitment. The terms of the Credit Agreement also require the Company to maintain certain financial covenants as to net worth and leverage.

     Under the most restrictive covenants of the Company's various loan agreements, $66,558 of retained earnings were not restricted at June 30, 1998 for the payment of dividends.

     The maturities of long-term debt for the five years subsequent to June 30, 1998 are:

                             (THOUSANDS OF DOLLARS)
1999.....................           $14,031
2000.....................            38,070
2001.....................            13,089
2002.....................            12,907
2003.....................            12,905
Thereafter...............            15,486

     The Company and its subsidiaries also have, from various banking sources, approximately $56,400 of unused short-term lines of credit at rates of interest approximating Eurodollar interest rates. These funds are available subject to satisfying covenant restrictions as to funded debt limitations. In 1998, the average borrowings under these sources was $24,800, and the highest month-end balance was $37,800. Comparable amounts for 1997 were $20,200 and $38,000 and $9,000 and $17,400 for 1996. The effective annual borrowing rate was 8.3% in 1998, 7.3% in 1997 and 6.8% in 1996. At June 30, 1998, the weighted interest rate was 7.9%.

8. FAIR VALUES OF FINANCIAL INSTRUMENTS

     The carrying amounts and fair values of the Company's significant balance sheet financial instruments at June 30, 1998 and 1997, are as follows:

          1998              CARRYING      FAIR
 (THOUSANDS OF DOLLARS)      AMOUNT      VALUES
 ----------------------     --------     ------
Cash and cash
  equivalents...........    $  1,625    $  1,625
Short-term bank debt....      14,994      14,994
Long-term bank debt
  (including current
  portion)..............     106,488     106,988

          1997
 (THOUSANDS OF DOLLARS)
 ----------------------
Cash and cash
  equivalents...........    $  6,972    $  6,972
Short-term bank debt....      19,645      19,645
Long-term bank debt
  (including current
  portion)..............     123,093     121,793

     Off balance sheet derivative financial instruments at June 30, 1998 and 1997, held for purposes other than trading, were as follows:

                                1998                   1997
                         -------------------    -------------------
                         CONTRACT/              CONTRACT/
                         NOTIONAL      FAIR     NOTIONAL      FAIR
                          AMOUNT      VALUES     AMOUNT      VALUES
                         ---------    ------    ---------    ------
                                   (THOUSANDS OF DOLLARS)
Currency and interest
  rate swaps.........     $31,010     $(219)     $34,680     $ (509)
Foreign currency
  exchange
  agreements.........      14,000       148       41,388      1,844

     With regard to the combined currency and interest rate swap agreement, the nominal amount of 65,148 French francs is payable by the Company to a bank, while the amount due from the bank to the Company is $11,010. Periodic payments are made by the Company and the bank until maturity in November 2000. Interest rates are fixed with a rate of 6.5% on payments to the bank and 5.8% on payments from the bank. Exchange rate fluctuations of the French franc payable to the bank are offset by the French franc receivable from the French subsidiary.

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

     The Company actively monitors its exposure to risk from changes in foreign exchange rates and interest rates. Derivative financial instruments are used to reduce the impact of these risks. The Company does not use these instruments for trading purposes and does not use instruments where there are no underlying exposures. Management believes that its use of these instruments to reduce risk is in the Company's best interest.

     The Company has estimated its market risk exposures using sensitivity analyses. Market risk exposure has been defined as the change in fair value of a derivative financial instrument and related balance sheet position assuming a 10% adverse change in market prices or rates. Fair value was determined using quoted market prices.

     A 63 basis point increase in interest rates (10% of the Company's weighted average worldwide interest rate) affecting the company's floating financial instruments, including debt obligations, interest rate swap contract and accounts receivable securitization, would result in an increase in annual interest expense of approximately $283.

     The Company has financial and related balance sheet positions that are sensitive to foreign currency exchange rates, including foreign currency forward exchange contracts and non-functional currency denominated receivables and payables. The net amount that is exposed to changes in foreign currency rates is then subjected to a 10% change in the value of the foreign currency versus the U.S. dollar. A 10% adverse change in foreign exchange rates would result in a pre-tax expense of approximately $248.

9. RETIREMENT PLANS

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

     Pension expense is determined using assumptions at the beginning of the year. The projected benefit obligation (PBO) is determined using the assumptions at the end of the year. Assumptions used to determine pension expense and the PBO were:

                             1998     1997     1996
                             ----     ----     ----
Discount rate............    7.25%    7.75%    7.75%
Long-term rate of return
  on plan assets.........    9.50%    9.50%    9.50%
Rate of increase in
  future compensation
  levels.................    4.50%    5.00%    5.00%

     The cost of providing pension, retirement and profit-sharing benefits charged to operations amounted to $7,634 in 1998, $7,295 in 1997 and $6,999 in 1996. For 1998, the expense of defined contribution plans was $5,550 and multi-employer plan expense was $232. Comparable figures for 1997 were $5,033 and $486, and for 1996, $4,102 and $449. Components of pension expense for defined benefit plans included the following items:

                         1998      1997       1996
                         ----      ----       ----
                          (THOUSANDS OF DOLLARS)
Service cost.........  $  2,470   $ 2,435   $  2,737
Interest cost on
  PBO................     6,648     6,262      6,265
Actual gain on plan
  assets.............   (23,887)   (6,163)   (12,654)
Net amortization and
  deferral...........    16,225    (1,361)     6,100
Loss due to
  curtailment........       396       602         --
                       --------   -------   --------
Net pension
  expense............  $  1,852   $ 1,775   $  2,448

     The funded status of the foreign and domestic defined benefit plans is displayed below and is based on information supplied by the Company's actuary as of March 31 of each year. In connection with the recognition of the minimum liability as required by SFAS No. 87, as of June 30, 1998, the Company has recorded an intangible asset of $1,229 included in Other Assets, net in the accompanying consolidated balance sheet, and an equity reduction of $1,776.

                               1998                1997
                         -----------------   -----------------
                          LESS     GREATER    LESS     GREATER
                          THAN      THAN      THAN      THAN
                          PLAN      PLAN      PLAN      PLAN
                         ASSETS    ASSETS    ASSETS    ASSETS
                         ------    -------   ------    -------
                                (THOUSANDS OF DOLLARS)
ACCUMULATED BENEFITS
  ARE:
Vested benefits........  $60,894   $22,937   $49,540   $27,046
Non-vested benefits....    3,550       479     2,576       423
                         -------   -------   -------   -------
Accumulated benefit
  obligation...........   64,444    23,416    52,116    27,469
Projected future
  compensation
  increases............    7,306       824     6,166       735
                         -------   -------   -------   -------
PBO....................   71,750    24,240    58,282    28,204
Plan assets at fair
  market value.........   83,430    18,769    62,772    20,702
                         -------   -------   -------   -------
PBO (in excess of) or
  less than plan
  assets...............   11,680    (5,471)    4,490    (7,502)
Unrecognized transition
  asset................   (4,566)      (67)   (4,998)     (263)
Unrecognized net (gain)
  loss.................   (4,036)    2,668     3,416     5,061
Adjustment required to
  recognize minimum
  liability............       --    (3,005)       --    (5,304)
Unrecognized prior
  service cost.........    2,291     1,228     2,443     1,241
                         -------   -------   -------   -------
Prepaid pension cost,
  (liability)..........  $ 5,369    (4,647)  $ 5,351   $(6,767)

     The Company has accrued $9,791 and $11,434 for Workers' Compensation claims as of June 30, 1998 and 1997, respectively.

10. POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

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

     A summary of plan information is as follows:

                          1998         1997          1996
                          ----         ----          ----
                              (THOUSANDS OF DOLLARS)
Accumulated
  postretirement
  benefit obligation
  (APBO):
  Retirees...........  $   21,854   $    22,196   $   20,989
  Active participants
    eligible to
    receive
    benefits.........       2,157         2,442        2,177
  Other active plan
    participants.....       3,385         3,174        2,516
                       ----------   -----------   ----------
                           27,396        27,812       25,682
  Unrecognized gain
    (loss)...........        (636)         (438)       2,048
  Unrecognized prior
    service cost.....         (42)           --           --
                       ----------   -----------   ----------
                       $   26,718   $    27,374   $   27,730
                       ----------   -----------   ----------
Periodic
  postretirement
  benefit cost:
  Current service
    cost.............  $      356   $       271   $      286
  Interest on
    postretirement
    benefit
    obligation.......       2,087         1,922        1,990
  Net amortization...          84           (11)         (74)
                       ----------   -----------   ----------
                       $    2,527   $     2,182   $    2,202
                       ----------   -----------   ----------
Actuarial
  assumptions:
  Discount rate......        7.25%         7.75%        7.75%
  1998 to 2005 --
    health care cost
    trend rate.......   10.0%-5.5%   10.75%-5.5%   11.5%-5.5%
Effect of a 1%
  increase in health
  care cost trend
  rate:
  Increase year end
    APBO.............         7.4%          7.0%         6.6%
  Increase expense...         8.7%          9.2%         9.5%

11. LEASES

     The Company and its subsidiaries have operating leases covering manufacturing facilities, transportation and material handling equipment, and computer hardware and software expiring at various dates through 2036.

     The following is a schedule of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of June 30, 1998:

1999...............................  $ 7,186
2000...............................    4,978
2001...............................    2,765
2002...............................    1,433
2003 and later years...............    2,387
                                     -------
Total minimum payments required....  $18,749

     Rent expense was $13,445, $14,372 and $14,627 for the years ended June 30, 1998, 1997 and 1996, respectively.

12. COMMITMENTS AND CONTINGENT LIABILITIES

     The Company and its subsidiaries are involved in certain legal actions and claims. In the opinion of management, any liability which may ultimately be incurred would not materially affect the financial position or results of operations of the Company.

     The Company retains the risk with respect to certain employee medical and workers' compensation benefits. Medical coverage is capped at $1,000 over the lifetime of the employee. The Company has insurance to cover catastrophic claims for workers' compensation benefits in excess of $500 per claim and $15,100 in the aggregate. Reserves are included in accrued liabilities in the accompanying consolidated balance sheets.

13. COMMON SHARES

     Options to purchase common shares have been granted under various employee stock option plans adopted by shareholders. For each plan, options are exercisable over periods of five or ten years. The option price is either the fair market value at the time the option is granted or 110% of the fair market value at the time the option is granted for those individuals owning more than ten percent of the common shares of the Company. Under the plan, 40% of the options become exercisable one year from the date of grant, an additional 40% after the second year, and the remainder after the third year. The options have a maximum life of ten years from the date of the grant. Summarized below is stock option activity for 1997 and 1998.

                                       RANGE OF
                          SHARES     OPTION PRICES
                          ------     -------------
Stock options
  outstanding at June
  30, 1996..............  387,640   $17.88 - $36.99
Options granted.........  233,450    25.25 -  26.25
Options exercised.......   (6,400)   19.25 -  21.63
Options cancelled.......  (65,986)   29.13 -  36.99
                          -------
Stock options
  outstanding at June
  30, 1997..............  548,704   $17.88 - $36.99
Options granted.........  342,550    25.25 -  29.00
Options exercised.......  (53,070)   17.88 -  29.13
Options cancelled.......  (56,024)   19.25 -  36.99
                          -------
Stock options
  outstanding at June
  30, 1998..............  782,160

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

                               1998       1997
                               ----       ----
Net Earnings
  As reported.............    $43,444    $27,530
  Pro forma...............     42,017     26,836
Diluted
  Earnings per Share
  As reported.............      $2.56      $1.63
  Pro forma...............       2.48       1.59

     The estimated fair value as of date of grant of options granted in 1998 and 1997, using the Black-Scholes option-pricing model, was as follows:

                                 1998     1997
                                 ----     ----
Estimated fair value per share
  of options granted during the
  year.........................  $9.05    $8.38
Assumptions:
  Annualized dividend yield....    2.3%     2.7%
  Common Stock price
     volatility................   28.1%    30.5%
  Risk-free rate of return.....    5.5%     6.5%
  Expected option term (in
     years)....................      7        7

     At June 30, 1998, options for 260,240 shares were exercisable at an average exercise price of $23.63 a share. Shares reserved for the future granting of options were 456,895 at year end; 410,629 were reserved a year ago.

     Under The Standard Products Company's 1997 and 1991 Restricted Stock Plans, 525,000 common shares were reserved for restricted stock awards. Shares awarded are earned ratably over the term of the restricted stock agreement, based upon achieving specified performance goals. Generally, transferability of shares earned is restricted for a specified number of years following the year in which they were earned. Until the restrictions lapse, the recipient of earned restricted shares is entitled to all of the rights of a shareholder, including the right to vote the shares, but the shares are restricted as to transferability and subject to forfeiture to the Company during the restricted period. Shares awarded were 62,500 in 1998, 75,000 in 1995 and 187,500 in 1992.
Of the shares awarded, 32,600 shares were earned in 1998, 35,000 shares in 1997 and 18,400 shares in 1996. In 1998, $931 was charged to operations as compensation expense based upon the market value of the earned shares. The similar charge to operations in 1997 and 1996 was $1,051 and $419, respectively. At year end, 200,000 shares remain available for future awards.

14. EARNINGS PER SHARE

     The Company has adopted the provisions of SFAS No. 128, "Earnings per Share." The information required by this pronouncement is presented on the face of the Company's "Consolidated Statements of Operations." A reconciliation of the numerators and denominators of the basic and diluted earnings per share are as follows:

                          1998       1997       1996
                          ----       ----       ----
Net Income...........    $43,444    $27,530    $14,577
                         -------    -------    -------
Basic:
  Basic Shares.......     16,849     16,804     16,758
                         -------    -------    -------
  Basic EPS..........      $2.58      $1.64      $0.87
                         -------    -------    -------
Diluted:
  Basic Shares.......     16,849     16,804     16,758
  Stock Options......        126         52         22
                         -------    -------    -------
                          16,975     16,856     16,780
                         -------    -------    -------
Diluted EPS..........      $2.56      $1.63      $0.87
                         -------    -------    -------

15. SEGMENT INFORMATION

     The Company's operations are in two industry segments. The Transportation Equipment Segment includes extruded and molded rubber and plastic products for automotive, building and marine industries and plastic and magnetic door seals for home appliances. The Tread Rubber Segment produces tread rubber for the truck tire retreading industry. Net sales by segment include both sales to unaffiliated customers, as reported in the Company's consolidated statements of income and intersegment sales. Operating income consists of net sales less applicable operating costs and expenses related to those sales. In computing operating income, general corporate expenses are excluded. Identifiable assets by segment are those assets that are used in the operations of each segment. General corporate assets are those not identifiable with the operations of a segment.

     The Company's major customers include automotive original equipment manufacturers. The percentage of sales of each of these major customers to total consolidated sales for the three-year periods 1998, 1997 and 1996, respectively, has been as follows: Chrysler -- 18%, 18% and 17%; Ford -- 22%, 24% and 26%; General Motors -- 13%, 13% and 14%. Sales to the automotive original equipment customers include a number of different products and types of the same product, the sales of which are not interdependent.

BUSINESS SEGMENT INFORMATION

                           1998         1997         1996
                           ----         ----         ----
                               (THOUSANDS OF DOLLARS)
Net Sales:
  Transportation
    equipment.........  $  969,428   $  976,001   $  958,105
  Tread rubber........     150,256      145,497      135,869
  Less -- intersegment
    sales.............     (18,375)     (13,230)     (10,054)
                        ----------   ----------   ----------
    Net sales.........  $1,101,309   $1,108,268   $1,083,920
Operating Income:
  Transportation
    equipment.........  $   79,705   $   73,100   $   39,836
  Tread rubber........      14,040        9,128        4,078
  Non-recurring
    charge............          --      (17,661)          --
  General corporate
    expenses..........      (5,801)      (5,331)      (5,048)
                        ----------   ----------   ----------
      Total operating
        income........  $   87,944   $   59,236   $   38,866
                        ----------   ----------   ----------
  Other expense,
    net...............     (19,422)     (12,777)     (10,342)
                        ----------   ----------   ----------
    Income from
      operations
      before taxes....  $   68,522   $   46,459   $   28,524
Identifiable Assets:
  Transportation
    equipment.........  $  573,902   $  590,579   $  585,274
  Tread rubber........      82,464       72,483       70,788
  General corporate
    assets............      27,880       28,797       28,633
                        ----------   ----------   ----------
      Total
        identifiable
        assets........  $  684,246   $  691,859   $  684,695
Capital Additions,
  net:
  Transportation
    equipment.........  $   66,099   $   53,683   $   74,456
  Tread rubber........      11,236        5,321        5,228
                        ----------   ----------   ----------
      Total capital
        additions.....  $   77,335   $   59,004   $   79,684
Depreciation and
  Amortization:
  Transportation
    equipment.........  $   50,492   $   48,571   $   48,328
  Tread rubber........       4,639        4,559        4,217
                        ----------   ----------   ----------
      Total
        depreciation
        and
       amortization...  $   55,131   $   53,130   $   52,545

GEOGRAPHIC AREA

                           1998         1997         1996
                           ----         ----         ----
                               (THOUSANDS OF DOLLARS)
Net Sales:
  United States.......  $  593,747   $  619,068   $  618,491
  Canada..............     224,515      218,427      212,046
  Europe..............     229,593      234,504      242,977
  Brazil..............      76,913       58,680       29,479
  Mexico..............         833           --           --
  Less -- inter-area
    sales.............     (24,292)     (22,411)     (19,073)
                        ----------   ----------   ----------
    Net sales.........  $1,101,309   $1,108,268   $1,083,920
Net Income:
  United States.......  $   30,288   $   16,415   $    8,248
  Canada..............      18,628       10,928        8,785
  Europe..............      (2,719)       9,180       10,732
  Brazil..............       1,943       (5,642)     (10,345)
  Mexico..............      (1,018)          --           --
  General corporate
    expenses, net of
    tax...............      (3,678)      (3,351)      (2,843)
                        ----------   ----------   ----------
    Net income........  $   43,444   $   27,530   $   14,577
Identifiable Assets:
  United States.......  $  265,302   $  270,036   $  297,744
  Canada..............      85,009       95,362       79,845
  Europe..............     212,130      202,358      210,215
  Brazil..............      84,512       90,114       68,258
  Mexico..............       9,413        5,192           --
  General corporate
    assets............      27,880       28,797       28,633
                        ----------   ----------   ----------
    Total identifiable
      assets..........  $  684,246   $  691,859   $  684,695

16. INCOME TAXES

                          1998         1997         1996
                          ----         ----         ----
                              (THOUSANDS OF DOLLARS)
Income before taxes:
  United States.......   $43,570      $17,016      $10,626
  Foreign.............    24,952       29,443       17,898
                         -------      -------      -------
      Total...........   $68,522      $46,459      $28,524
Provision for income
  taxes:
  Current taxes:
  Federal.............   $ 7,760      $ 8,887      $ 3,822
  Foreign.............     8,994       11,030        3,585
  State and local.....     2,217        1,882        1,304
                         -------      -------      -------
      Total...........   $18,971      $21,799      $ 8,711
Deferred taxes:
  Federal.............   $ 6,881      $(3,111)     $ 2,656
  Foreign.............      (875)         321        2,536
  State and local.....       101          (80)          44
                         -------      -------      -------
      Total...........     6,107       (2,870)       5,236
                         -------      -------      -------
      Total
        provision.....   $25,078      $18,929      $13,947

     A reconciliation of income tax expense to the U.S. statutory rate is as follows:

Tax at U.S. statutory rate.........    35.0%   35.0%   35.0%
Difference in effective rate of
  international operations.........     (.9)    2.2    10.6
State and local income tax.........     2.2     2.5     3.1
Permanent book to tax differences
  not deductible...................      .5     2.7     2.9
Tax credits........................     (.2)   (1.4)     --
Other, net.........................      --    (0.3)   (2.7)
                                       ----    ----    ----
Effective tax rate.................    36.6%   40.7%   48.9%

     Deferred tax assets (liabilities) result from differences in the basis of assets and liabilities for tax and financial statement purposes. The cumulative effect of the major items follows:

                               1998           1997
                               ----           ----
                             (THOUSANDS OF DOLLARS)
Deferred tax assets:
  Nondeductible accrued
    expenses..............   $  5,500       $  8,200
  Employee benefits.......     15,100         16,000
  Net operating loss and
    tax credit
    carryforwards.........     11,200         11,100
  All other items.........        800          1,700
                             --------       --------
      Total deferred tax
         assets...........   $ 32,600       $ 37,000
  Valuation allowance.....    (11,200)       (11,100)
                             --------       --------
      Net deferred tax
         assets...........   $ 21,400       $ 25,900
Deferred tax liabilities:
  Depreciation and
    amortization..........   $(28,800)      $(24,600)
  All other items.........     (3,900)        (5,400)
                             --------       --------
      Total deferred tax
         liabilities......   $(32,700)      $(30,000)
                             --------       --------
    Net deferred tax
      liabilities.........   $(11,300)      $ (4,100)

     In accordance with the Company's policy, as of June 30, 1998, federal income taxes have not been provided on the undistributed earnings of foreign subsidiaries. If these earnings were distributed, approximately $5,800 of additional tax would be payable.

     The Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets which may not be realized principally due to the inability of its Brazilian subsidiaries to fully utilize available net operating tax loss carryforwards in addition to unutilized tax credits and state net operating tax loss carryforwards. The subsequent recognition of tax benefits relating to the valuation allowance will be reported in the consolidated statement of income as opportunities to utilize these carryforwards become more certain.

     Deferred tax assets are included in Prepaid expenses and Other Assets, net in the accompanying consolidated balance sheets.

17. QUARTERLY AND OTHER FINANCIAL DATA (UNAUDITED)
     The following tables set forth a summary of the quarterly results of operations for the years ended June 30, 1998 and 1997;

                                         1998
                                  THREE MONTHS ENDED
                       -----------------------------------------
                       SEPT. 30   DEC. 31    MARCH 31   JUNE 30
                       --------   -------    --------   -------
                                 (THOUSANDS OF DOLLARS
                                EXCEPT PER SHARE DATA)
Net sales............  $246,173   $282,544   $277,942   $294,650
Gross income.........    27,237     39,304     46,088     53,340
Net income...........     2,811      8,761     13,559     18,313
Earnings per common
  share -- Diluted...  $   0.16   $   0.52   $   0.80   $   1.08

                                         1997
                                  THREE MONTHS ENDED
                       -----------------------------------------
                       SEPT. 30   DEC. 31    MARCH 31   JUNE 30
                       --------   -------    --------   -------
                                 (THOUSANDS OF DOLLARS
                                EXCEPT PER SHARE DATA)
Net Sales............  $265,611   $266,620   $281,774   $294,263
Gross income.........    25,292     31,696     38,761     49,708
Net income...........     1,397      6,344        515     19,275
Earnings per common
  share -- Diluted...  $   0.08   $   0.38   $   0.03   $   1.14

     The Company's common shares are listed on the New York Stock Exchange. Quarterly market and dividend data are shown in the following tables.

                                     PRICE RANGE
                         ------------------------------------
                               1998                1997
                         ----------------    ----------------
                          HIGH      LOW       HIGH      LOW
                          ----      ---       ----      ---
Quarter
  1st................    $27.50    $25.13    $25.75    $18.50
  2nd................    $31.00    $24.44    $26.25    $22.75
  3rd................    $33.56    $25.56    $26.50    $22.00
  4th................    $35.88    $27.75    $26.88    $21.38

                                           CASH DIVIDENDS
                                              DECLARED
                                           --------------
                                           1998     1997
                                           ----     ----
Quarter
  1st..................................    $0.17    $0.17
  2nd..................................    $0.17    $0.17
  3rd..................................    $0.17    $0.17
  4th..................................    $0.17    $0.17
                                           -----    -----
                                           $0.68    $0.68

     There were approximately 921 shareholders as of September 1, 1998.

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

     The FASB also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This standard requires extensive disclosure of operating segments based on the "management approach." This approach organizes segments within a company for making operating decisions and assessing performance. Reportable segments can be based on products and services, geography, legal structure or any other manner in which management disaggregates the company. This Statement requires reporting segment profit or loss, certain specific revenue and expense items and segment assets. It also requires reconciliations of total segment revenues, total segment profit or loss, total segment assets and other amounts disclosed for segments to corresponding amounts reported in the Consolidated Financial Statements. Restatement of comparative information for earlier periods presented is required in the initial year of application. Interim information is not required until the second year of application, at which time comparative information is required.

     The FASB has issued SFAS No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits." This standard revises employers' disclosures on pension and other postretirement benefit plans. The objective of the statement is to standardize the disclosure requirements and report additional information on changes in the benefit obligations and fair value of plan assets.

     SFAS Nos. 130, 131 and 132 are effective for fiscal years beginning after December 15, 1997.

     The FASB also issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. This standard is effective for fiscal years beginning after June 15, 1999.

     The Company has not determined the impact that the adoption of these new standards will have on its Consolidated Financial Statements or disclosures.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                      ON THE FINANCIAL STATEMENT SCHEDULE

To: The Standard Products Company

     We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in The Standard Products Company and Consolidated Subsidiaries 1998 Annual Report to Shareholders and have issued our report thereon dated July 23, 1998. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in
Item 14(a)(2) of this Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

ARTHUR ANDERSEN LLP

ARTHUR ANDERSON LLP
Detroit, Michigan
July 23, 1998.

                       VALUATION AND QUALIFYING ACCOUNTS

                                  SCHEDULE II

                FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996
                             (THOUSANDS OF DOLLARS)

                COLUMN A                   COLUMN B     COLUMN C     COLUMN D     COLUMN E      COLUMN F
                --------                  ----------   ----------   ----------   ----------   -------------
                                           BALANCE     ADDITIONS
                                              AT       CHARGED TO                                BALANCE
                                          BEGINNING    COSTS AND                                 AT END
              DESCRIPTION                 OF PERIOD     EXPENSES    RECOVERIES   DEDUCTIONS     OF PERIOD
              -----------                 ---------    ----------   ----------   ----------     ---------
Year Ended June 30, 1998
Reserve for Plant Closings..............   $12,545      $    --        $ --        $8,495        $ 4,050
                                           =======      =======        ====        ======        =======
Allowance for doubtful accounts.........   $ 2,863      $ 2,549        $447        $1,910        $ 3,949
                                           =======      =======        ====        ======        =======
Year Ended June 30, 1997
Reserve for Plant Closings(1)...........   $    --      $17,661        $ --        $5,116        $12,545
                                           =======      =======        ====        ======        =======
Allowance for doubtful accounts.........   $ 2,958      $   543        $ 96        $  734        $ 2,863
                                           =======      =======        ====        ======        =======
Year Ended June 30, 1996
Reserve for Plant Closings..............   $ 6,235      $    --        $ --        $6,235        $    --
                                           =======      =======        ====        ======        =======
Allowance for doubtful accounts.........   $ 4,978      $     8        $113        $2,141        $ 2,958(2)
                                           =======      =======        ====        ======        =======

-------------------------
(1) Additions are related to the closure of the Lexington, Kentucky and Schenectady, New York plants. These operations were discontinued and plants were closed by December 31, 1997.

(2) Material changes in the allowances for doubtful accounts are due to additional doubtful account reserve established in 1995 for a subsidiary plant closing and write off of these receivables during 1996.

                                 EXHIBIT INDEX

                                                                             IF INCORPORATED BY
 EXHIBIT NO.                                                                REFERENCE, DOCUMENTS
UNDER REG. S-K     FORM 10-K                                                 WITH WHICH EXHIBIT
   ITEM 601       EXHIBIT NO.               DESCRIPTION                     WAS PREVIOUSLY FILED
--------------    -----------               -----------                     --------------------
       2               2a        Stock Sale Agreement, Dated          Form 8-K, Dated January 26, 1993
                                 December 19, 1992 with respect to    (Filed with the SEC on February
                                 the acquisition of the Standard      9, 1993; see Exhibit 2 therein)
                                 Products Industriel Group.
       3               3a        Second Amended and Restated          Quarterly Report Form 10-Q (Filed
                                 Articles of Incorporation            with the SEC on November 1, 1993;
                                                                      see Exhibit 3a therein)
       3               3b        Amended and Restated Code of         Form S-3 Registration No.
                                 Regulations                          33-62054 (Filed with the SEC on
                                                                      May 5, 1993; see Exhibit 3.2
                                                                      therein)
       4               4a        Senior Notes Agreement --            Quarterly Report Form 10-Q (Filed
                                 $75,000,000 6.55% Senior Notes       with the SEC on February 11,
                                 due December 16, 2003, by and        1994; see Exhibit 4 therein)
                                 among The Standard Products
                                 Company and Metropolitan Life
                                 Insurance Company and certain of
                                 its Affiliates
       4               4b        First Amendment to Senior Notes      Annual Report Form 10-K (Filed
                                 Agreement -- $75,000,000 6.55%       with the SEC on September 16,
                                 Senior Notes due December 16,        1997)
                                 2003 by and among The Standard
                                 Products Company and Metropolitan
                                 Life Insurance Company and
                                 certain of its Affiliates dated
                                 September 22, 1995
       4               4c        Second Amendment to Senior Notes     Quarterly Report on Form 10Q
                                 Agreement -- $75,000,000 6.55%       (Filed with the SEC on February
                                 Senior Notes due December 16,        10, 1997; see Exhibit 10c
                                 2003 by and among The Standard       therein)
                                 Products Company and Metropolitan
                                 Life Insurance Company and
                                 certain of its Affiliates dated
                                 December 9, 1996
       4               4d        Third Amendment to Senior Notes
                                 Agreement -- $75,000,000 6.55%
                                 Senior Notes due December 16,
                                 2003 by and among The Standard
                                 Products Company and Metropolitan
                                 Life Insurance Company and
                                 certain of its Affiliates dated
                                 September 2, 1998
       4               4e        Senior Notes Agreement --            Annual Report Form 10-K (Filed
                                 $25,000,000 aggregate principal      with the SEC on September 25,
                                 amount 9.56% Senior Notes due        1989; see Exhibit 4b therein)
                                 July 1, 1999 by and between the
                                 Company and Nationwide Life
                                 Insurance Company ($12,000,000),
                                 Aid Association for Lutherans
                                 ($10,000,000) and Employers Life
                                 Insurance Company of Wausau
                                 ($3,000,000) dated as of June 30,
                                 1989

                                                                             IF INCORPORATED BY
 EXHIBIT NO.                                                                REFERENCE, DOCUMENTS
UNDER REG. S-K     FORM 10-K                                                 WITH WHICH EXHIBIT
   ITEM 601       EXHIBIT NO.               DESCRIPTION                     WAS PREVIOUSLY FILED
--------------    -----------               -----------                     --------------------
       4               4f        First and Second Amendments to       Annual Report Form 10-K (Filed
                                 the Senior Notes Agreement --        with the SEC on September 15,
                                 $25,000,000 aggregate principal      1992; see Exhibit 4f therein)
                                 amount, dated February 22, 1991
                                 (First Amendment) and, June 30,
                                 1991 (Second Amendment), between
                                 the Company and Nationwide Life
                                 Insurance Company, Aid
                                 Association for Lutherans and
                                 Employers Life Insurance Company
                                 of Wausau
       4               4g        Third Amendment to Senior Notes      Annual Report Form 10-K (Filed
                                 Agreement aggregate principal        with the SEC on September 16,
                                 amount $25,000,000 dated January     1997)
                                 19, 1993, between the Company and
                                 Nationwide Life Insurance
                                 Company, and Aid Association for
                                 Lutherans and Employers Life
                                 Insurance Company of Wausau
       4               4h        Fourth Amendment to Senior Note      Annual Report Form 10-K (Filed
                                 Agreement principal amount           with the SEC on September 13,
                                 $3,000,000, dated as of January      1995)
                                 31, 1995 by and between the
                                 Company and Employers Life
                                 Insurance Company of Wausau
                                 Fourth Amendment to Senior Note
                                 Agreement principal amount
                                 $12,000,000 dated as of January
                                 31, 1995 by and between the
                                 Company and Nationwide Life
                                 Insurance Company
                                 Fourth Amendment to Senior Note
                                 Agreement principal amount
                                 $10,000,000 dated as of January
                                 31, 1995 by and between the
                                 Company and Aid Association for
                                 Lutherans
       4               4i        Fifth Amendment to Senior Note       Annual Report Form 10-K (Filed
                                 Agreement dated September 22,        with the SEC on September 16,
                                 1995, aggregate principal amount     1997)
                                 $25,000,000 between the Company
                                 and Nationwide Life Insurance
                                 Company, Aid Association for
                                 Lutherans and Employers Life
                                 Insurance Company of Wausau

                                                                             IF INCORPORATED BY
 EXHIBIT NO.                                                                REFERENCE, DOCUMENTS
UNDER REG. S-K     FORM 10-K                                                 WITH WHICH EXHIBIT
   ITEM 601       EXHIBIT NO.               DESCRIPTION                     WAS PREVIOUSLY FILED
--------------    -----------               -----------                     --------------------
       4               4j        Credit Agreement, dated as of        Annual Report Form 10-K (Filed
                                 January 19, 1993, among The          with the SEC on September 14,
                                 Standard Products Company, as        1993; see Exhibit 4c therein)
                                 Borrower, and National City Bank,
                                 Society National Bank, Comerica
                                 Bank and NBD Bank, N.A. and
                                 National City, as Agent.
       4               4k        First Amendment to Credit            Quarterly Report 10-Q (Filed with
                                 Agreement, dated as of April 30,     the SEC on May 9, 1997; see
                                 1994, among The Standard Products    Exhibit 4e therein)
                                 Company, as Borrower, and
                                 National City Bank, Society
                                 National Bank, Comerica Bank and
                                 NBD Bank, N.A. and National City,
                                 as Agent.
       4               4l        Second Agreement of Amendment to     Annual Report Form 10-K (Filed
                                 the Credit Agreement, dated as of    with the SEC on September 16,
                                 August 25, 1995, among The           1997)
                                 Standard Products Company, as
                                 borrower, and National City Bank
                                 as agent and for itself, Society
                                 National Bank, Comerica Bank and
                                 NBD Bank
       4               4m        Third Agreement of Amendment to      Quarterly Report 10-Q (Filed with
                                 the Credit Agreement, dated as of    the SEC on November 14, 1996; see
                                 October 25, 1996, among The          Exhibit 4 therein)
                                 Standard Products Company, as
                                 borrower, and National City Bank
                                 as agent and for itself, KeyBank
                                 National Association, Comerica
                                 Bank and NBD Bank.
       4               4n        Confirmation and Interest Rate       Annual Report Form 10-K (Filed
                                 and Currency Exchange Agreement,     with the SEC on September 13,
                                 dated November 12, 1993, between     1995)
                                 the Company and National City
                                 Bank
       4               4o        Interest Rate and Currency           Annual Report Form 10-K (Filed
                                 Exchange Agreement, Termination      with the SEC on September 13,
                                 of $7 million in principal           1995)
                                 amount, dated June 16, 1995
                                 between the Company and National
                                 City Bank
       4               4p        Credit Agreement among The           Quarterly Report 10-Q (Filed with
                                 Standard Products Company,           the SEC on November 14, 1997; see
                                 Comerica Bank, NBD Bank, KeyBank     Exhibit 4a therein)
                                 National Association, The Bank of
                                 New York, Harris Trust and
                                 Savings Bank, Boston Bank, N.A.
                                 and National City Bank, as Agent

                                                                             IF INCORPORATED BY
 EXHIBIT NO.                                                                REFERENCE, DOCUMENTS
UNDER REG. S-K     FORM 10-K                                                 WITH WHICH EXHIBIT
   ITEM 601       EXHIBIT NO.               DESCRIPTION                     WAS PREVIOUSLY FILED
--------------    -----------               -----------                     --------------------
      10              10a        Supplemental Salaried Pension        Annual Report Form 10-K (Filed
                                 Plan                                 with the SEC on September 29,
                                                                      1986; see Exhibit 10a therein)
      10              10b        The Standard Products Company        Form S-8 Registration No.
                                 1985 Employee Incentive Stock        33-01558 (Filed with the SEC on
                                 Option Plan                          November 15, 1985; see Exhibit 4a
                                                                      therein)
      10              10c        The Standard Products Company        Form S-8 Registration No.
                                 1989 Employee Incentive Stock        33-33612 (Filed with the SEC on
                                 Option Plan                          February 28, 1990; see Exhibit 4a
                                                                      therein)
      10              10d        The Standard Products Company        Form S-8 Registration No.
                                 1991 Employee Stock Option Plan      33-51556 (Filed with the SEC on
                                                                      September 2, 1992; see Exhibit 4c
                                                                      therein)
      10              10e        The Standard Products Company        Form S-8 Registration No.
                                 1991 Restricted Stock Plan           33-51554 (Filed with the SEC on
                                                                      September 2, 1992; see Exhibit 4c
                                                                      therein)
      10              10f        The Standard Products Company        Annual Report Form 10-K (Filed
                                 Restricted Stock Agreement           with the SEC on September 15,
                                 between the Company and the          1992; see Exhibit 10h therein)
                                 Chairman and Chief Executive
                                 Officer
      10              10g        The Standard Products Company        Annual Report Form 10-K (Filed
                                 Restricted Stock Agreement           with the SEC on September 15,
                                 between the Company and the          1992; see Exhibit 10i therein)
                                 President and Chief Operating
                                 Officer
      10              10h        The Standard Products Company        Annual Report Form 10-K (Filed
                                 Restricted Stock Agreement           with the SEC on September 27,
                                 between the Company and the          1996; see Exhibit 10h therein)
                                 Executive Vice
                                 President-International
                                 Operations
      10              10i        The Standard Products Company        Form S-8 Registration No.
                                 1993 Employee Stock Option Plan      33-53989 (Filed with the SEC on
                                                                      June 6, 1994; see Exhibit 4
                                                                      therein)
      10              10j        Receivables Purchase Agreement       Quarterly Report Form 10-Q (Filed
                                 dated as of September 22, 1995       with the SEC on February 13,
                                 among The Standard Products          1996; see Exhibit 10a therein)
                                 Funding Corporation as seller and
                                 The Standard Products Company as
                                 initial Master Servicer and
                                 Clipper Receivables Corporation
                                 as Purchaser and State Street
                                 Boston Capital Corporation as
                                 Administrator and National City
                                 Bank as Relationship Bank
      10              10k        Amendment to Receivables Purchase    Annual Report Form 10-K (Filed
                                 Agreement                            with the SEC on September 16,
                                                                      1997)

                                                                             IF INCORPORATED BY
 EXHIBIT NO.                                                                REFERENCE, DOCUMENTS
UNDER REG. S-K     FORM 10-K                                                 WITH WHICH EXHIBIT
   ITEM 601       EXHIBIT NO.               DESCRIPTION                     WAS PREVIOUSLY FILED
--------------    -----------               -----------                     --------------------
      10              10l        Purchase and Sale Agreement dated    Quarterly Report Form 10-Q (Filed
                                 as of September 22, 1995 among       with the SEC on February 13,
                                 The Standard Products Company, as    1996; see Exhibit 10b therein)
                                 Originator and Master Servicer, 5
                                 Rubber Corporation, Oliver Rubber
                                 Company, and Holm Industries,
                                 Inc., as Originators and
                                 Servicers, and The Standard
                                 Products Funding Corporation, as
                                 the Initial Purchaser
      10              10m        Standard Products Individual         Form S-8 Registration No.
                                 Retirement and Investment Trust      333-01923 (Filed with SEC on
                                 Plan                                 March 22, 1996; see Exhibit 4a
                                                                      therein)
      10              10n        The Standard Products Company        Form S-8 Registration No.
                                 Collectively Bargained Savings       333-01921 (Filed with SEC on
                                 and Retirement Plan                  March 22, 1996; see Exhibit 4a
                                                                      therein)
      10              10o        Second Amendment to Receivables      Quarterly Report 10-Q (Filed with
                                 Purchase Agreement                   the SEC on February 10, 1997; see
                                                                      Exhibit 10a therein)
      10              10p        The Standard Products Company        Annual Report Form 10-K (Filed
                                 Restricted Stock Agreement           with the SEC on September 16,
                                 between the Company and the          1997)
                                 Executive Vice President-Advanced
                                 Technology Worldwide
      10              10q        The Standard Products Company        Form S-8 Registration Statement
                                 1996 Employee Stock Option Plan      No. 333-21225 (Filed with SEC on
                                                                      February 6, 1997; see Exhibit
                                                                      4(a) therein)
      10              10r        Letter Re: Employment of J.S.        Annual Report Form 10-K (Filed
                                 Reid, Jr., dated July 24, 1997.      with the SEC on September 16,
                                                                      1997)
      10              10s        Employment Agreement between the     Annual Report Form 10-K (Filed
                                 Standard Products Company and        with the SEC on September 16,
                                 Ronald L. Roudebush dated July 1,    1997)
                                 1997.
      10              10t        Employment Agreement between the     Annual Report Form 10-K (Filed
                                 Standard Products Company and        with the SEC on September 16,
                                 Theodore K. Zampetis dated           1997)
                                 September 1, 1997.
      10              10u        The Standard Products Company        Annual Report Form 10-K (Filed
                                 Restricted Stock Agreement           with the SEC on September 16,
                                 between the Company and the          1997)
                                 Chairman of the Board of
                                 Directors dated July 1, 1997.
      10              10v        1997 Employee Stock Option Plan      Quarterly Report 10-Q (Filed with
                                                                      the SEC on November 14, 1997; see
                                                                      Exhibit 10a therein)

                                                                             IF INCORPORATED BY
 EXHIBIT NO.                                                                REFERENCE, DOCUMENTS
UNDER REG. S-K     FORM 10-K                                                 WITH WHICH EXHIBIT
   ITEM 601       EXHIBIT NO.               DESCRIPTION                     WAS PREVIOUSLY FILED
--------------    -----------               -----------                     --------------------
      10              10w        1997 Restricted Stock Option Plan    Quarterly Report 10-Q (Filed with
                                                                      the SEC on November 14, 1997; see
                                                                      Exhibit 10b therein)
      10              10x        Third Amendment to Receivables       Quarterly Report 10-Q (Filed with
                                 Purchase Agreement                   the SEC on November 14, 1997; see
                                                                      Exhibit 10c therein)
      10              10y        Amendment No. 1 to the Restricted
                                 Stock Agreement between the
                                 Company and the Vice Chairman and
                                 Chief Executive Officer
      10              10z        Amendment to Restricted Stock
                                 Agreement between the Company and
                                 the President and Chief Operating
                                 Officer
      10             10aa        Amendment No. 2 to the Restricted
                                 Stock Agreement between the
                                 Company and the President and
                                 Chief Operating Officer
      13               13        Proxy Statement for the Annual
                                 Meeting of Shareholders to be
                                 held on October 20, 1998
      21               21        Subsidiaries of Registrant
      23               23        Consent of Independent
                                 Accountants
      24               24        Power of Attorney
      27               27        Financial Data Schedule
      99              99a        Standard Products Individual
                                 Retirement and Investment Trust
                                 Plan for the fiscal year ended
                                 June 30, 1998
      99              99b        The Standard Products Company
                                 (Gaylord, Michigan Plant) UAW
                                 Local 388 Collectively Bargained
                                 Savings and Retirement Plan for
                                 the fiscal year ended June 30,
                                 1998
      99              99c        The Standard Products Company
                                 Collectively Bargained Savings
                                 and Retirement Plan (Lexington
                                 Division) UAW Local 1681,
                                 Lexington, KY for the fiscal year
                                 ended June 30, 1998
      99              99d        The Standard Products Company
                                 (Campbell Plastics Division)
                                 IUE-AFL-CIO, Local #318,
                                 Collectively Bargained Savings
                                 and Retirement Plan for the
                                 fiscal year ended June 30, 1998

                                                                             IF INCORPORATED BY
 EXHIBIT NO.                                                                REFERENCE, DOCUMENTS
UNDER REG. S-K     FORM 10-K                                                 WITH WHICH EXHIBIT
   ITEM 601       EXHIBIT NO.               DESCRIPTION                     WAS PREVIOUSLY FILED
--------------    -----------               -----------                     --------------------
      99              99e        The Standard Products Company
                                 Collectively Bargained Savings
                                 and Retirement Plan for the
                                 Employees of the Reid Division
                                 covered by the Collective
                                 Bargaining Agreement with the
                                 United Steel Workers of America,
                                 Local No. 3586 for the fiscal
                                 year ended June 30, 1998
      99              99f        The Standard Products Company
                                 Collectively Bargained Savings
                                 and Retirement Plan for Members
                                 of the Bargaining Unit certified
                                 by NLRB Case No. 10-RC-7481 at
                                 Oliver Rubber Company for the
                                 fiscal year ended June 30, 1998