Form 10-Q
period 1998-09-30
STANDARD PRODUCTS CO
filed 1998-11-13
CIK 93448

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 1998

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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




     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes. |X| No. |_|

THE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF OCTOBER 25, 1998 WAS
                              16,078,842 SHARES.



================================================================================

                        This report consists of 13 pages.

                          THE STANDARD PRODUCTS COMPANY
                          QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS




PART I.  FINANCIAL INFORMATION                                                            PAGE
Item 1.  Financial Statements

         Consolidated Statements of Operations............................................  3

         Consolidated Balance Sheets......................................................  4

         Consolidated Statements of Cash Flows............................................  5

         Notes to Consolidated Financial Statements.......................................  6

Item 2.  Management's Discussion and Analysis of Results of Operations and
         Financial Condition................................................................9


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings................................................................ 11

Item 2.  Changes in Securities............................................................ 11

Item 3.  Defaults upon Senior Securities.................................................. 11

Item 4.  Submission of Matters to a Vote of Security-Holders.............................. 12

Item 5.  Other Information................................................................ 12

Item 6.  Exhibits and Reports on Form 8-K................................................. 12





SIGNATURES  ...............................................................................13




Unless otherwise indicated, references to "Company" mean The Standard Products Company and its subsidiaries and reference to a fiscal year means the Company's year ended June 30 of the same year (e.g., "fiscal 1999" refers to the period beginning July 1, 1998 and ending June 30, 1999).

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS



             THE STANDARD PRODUCTS COMPANY AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE PERIODS ENDED SEPTEMBER 30,
                                   (UNAUDITED)
                    (THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)



                                                                  THREE MONTHS ENDED SEPTEMBER 30,
                                                                  --------------------------------
                                                                      1998               1997
                                                                      ----               ----
Net Sales......................................................   $   231,815        $   246,173

Cost of Goods Sold:
  Materials, wages and other manufacturing costs...............       198,831            208,512
  Research, engineering and development expenses...............        10,597             10,424
                                                                  -----------        -----------
                                                                      209,428            218,936
                                                                  -----------        -----------

    Gross income...............................................        22,387             27,237

Selling, General and Administrative Expenses ..................        18,173             17,323
                                                                  -----------        -----------
    Operating..................................................         4,214              9,914
                                                                  -----------        -----------
Income.........................................................


Other (Income) Expense:
  Royalty and dividend income..................................          (288)              (218)
  Interest expense.............................................         2,973              2,956
  Other, net...................................................           851              2,604
                                                                  -----------        -----------
                                                                        3,536              5,342
                                                                  -----------        -----------

Income before Taxes on Income..................................           678              4,572
Provision for Taxes on Income..................................           244              1,761
                                                                  -----------        -----------

  Net Income...................................................   $       434        $     2,811
                                                                  ===========        ===========

Earnings Per Common Share:
  Basic........................................................   $      0.03        $      0.17
                                                                  ===========        ===========
  Diluted......................................................   $      0.03        $      0.17
                                                                  ===========        ===========

Weighted average shares outstanding (in thousands):
  Basic........................................................        16,698             16,826
                                                                  ===========        ===========
  Diluted......................................................        16,747             16,879
                                                                  ===========        ===========

Dividends declared per share...................................   $      0.17        $      0.17
                                                                  ===========        ===========


        The accompanying notes are an integral part of these statements.

             THE STANDARD PRODUCTS COMPANY AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)


                                                                   (UNAUDITED)
                                                                    SEPT. 30,         JUNE 30,
                                                                      1998              1998
                                                                  --------------    -------------
ASSETS
Current Assets:
  Cash and cash equivalents...................................    $        --       $     1,625
  Receivables, less allowances of $4,175 at September 30 and
    $3,949 at June 30 (Note 4)................................        150,370           151,535
   Inventories (Note 2).......................................         61,563            61,139
   Prepaid insurance, taxes, etc..............................         30,537            25,319
                                                                  -----------       -----------
     Total current assets.....................................        242,470           239,618

Property, Plant and Equipment, at cost........................        650,136           624,188
 Less - Accumulated depreciation..............................       (307,268)         (293,836)
                                                                  -----------       -----------
                                                                      342,868           330,352

Goodwill, net.................................................         79,686            63,617
Other Assets..................................................         58,106            50,659
                                                                  -----------       -----------
                                                                  $   723,130       $   684,246
                                                                  ===========       ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
 Short-term notes payable.....................................    $    25,854       $    14,994
 Current maturities of long-term debt.........................         39,762            14,031
 Accounts payable and accrued expenses........................        173,038           183,646
 Dividend payable.............................................          2,770             2,869
                                                                  -----------       -----------

  Total current liabilities...................................        241,424           215,540

Long-term Debt, net of current maturities.....................        117,086            92,457

Other Postretirement Benefits.................................         24,951            24,362

Deferred Income Taxes and Other Credits.......................         55,157            51,715

Commitments and Contingent Liabilities (Note 3)
Shareholders' Equity:
  Serial preferred shares, without par value, authorized
    6,000,000 voting
    And 6,000,000 non-voting shares, none issued..............             --                --
  Common shares, par value $1 per share; authorized 50,000,000 shares,
    16,921,892 shares issued and 16,291,792 shares outstanding at
    September 30 and 16,877,693 shares issued and outstanding
    at June 30................................................         16,922            16,878
  Paid-in capital.............................................         99,657            99,462
  Common stock held in Treasury, 630,100 shares at cost.......        (16,027)               --
  Retained earnings...........................................        200,263           202,599
  Accumulated other comprehensive income......................        (16,303)          (18,767)
                                                                  -----------       -----------
   Total shareholders' equity.................................        284,512           300,172
                                                                  -----------       -----------
                                                                  $   723,130       $   684,246
                                                                  ===========       ===========


         The accompanying notes are an integral part of these statements

             THE STANDARD PRODUCTS COMPANY AND SUBSIDIARY COMPANIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                             (THOUSANDS OF DOLLARS)



                                                                   THREE MONTHS ENDED SEPTEMBER
                                                                                30,
                                                                  --------------------------------
                                                                      1998              1997
                                                                  --------------    --------------
Cash Flows from Operating Activities:
Net income ...................................................    $       434       $     2,811
Adjustments to reconcile net income to net cash provided by
(used for)
  operating activities:
  Depreciation and amortization...............................         13,325            15,410
  Deferred taxes and other credits............................           (105)             (729)
  Effect of changes in foreign currency.......................         (1,013)            1,804
  Other ......................................................         (4,887)              691
    Net changes in assets and liabilities:
       Receivables............................................          4,058            12,418
       Inventories............................................            412             4,990
       Accounts payable and accrued expenses..................        (13,019)          (19,827)
       Other current assets and liabilities...................         (6,797)              554
                                                                  -----------       -----------
           Net cash provided by (used by) operating activities         (7,592)           18,122

Cash Flows from Investing Activities:
  Purchase of property, plant and equipment, net..............        (15,884)          (15,325)
  Investment in affiliates and nonconsolidated entities.......           (969)             (180)
  Cash paid for acquisitions..................................        (19,450)               --
                                                                  -----------       -----------
        Net cash used by investing activities.................        (36,303)          (15,505)

Cash Flows from Financing Activities:
  Proceeds of long-term borrowings............................         50,239                --
  Repayment of long-term borrowings ..........................            (97)             (289)
  Net increase (decrease) in short-term borrowings............         10,860            (1,208)
  Stock repurchase............................................        (16,027)               --
  Cash dividends..............................................         (2,770)           (2,864)
                                                                  -----------       -----------
        Net cash provided by (used by) financing activities...         42,205            (4,361)

Effect of exchange rate changes on cash.......................             65               205
                                                                  -----------       -----------

Net decrease in cash and cash equivalents.....................         (1,625)           (1,539)

Cash and cash equivalents at the beginning of the period......          1,625             6,972
                                                                  -----------       -----------

Cash and cash equivalents at the end of the period............    $        --       $     5,433
                                                                  ===========       ===========



        The accompanying notes are an integral part of these statements.

             THE STANDARD PRODUCTS COMPANY AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1998

                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)





(1)     BASIS OF PRESENTATION

        The accompanying consolidated financial statements have been prepared by management and, in the opinion of management, contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 1998 and June 30, 1998, and the results of its operations for the three months ended September 30, 1998 and 1997 and cash flows for the three months ended September 30, 1998 and 1997. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998. Results for interim periods are not necessarily indicative of those to be expected for the year.

(2)     INVENTORIES

        Inventories are stated at the lower of cost or market. The majority of domestic inventories are valued using the last-in, first-out (LIFO) method and the remaining inventories are valued using the first-in, first-out (FIFO) method. The major components of inventory are as follows:


                                                        September 30, 1998    June 30, 1998
                                                        ------------------    -------------
    Raw materials...................................        $    26,268        $    24,898
    Work-in-process and finished goods..............             35,295             36,241
                                                            -----------        -----------
        Totals......................................        $    61,563        $    61,139
                                                            ===========        ===========

(3)     COMMITMENTS AND CONTINGENCIES

        At September 30, 1998, the Company was in compliance with these various financial covenants. Under the most restrictive of the revised covenants of the Company's various loan agreements, principally the bank revolving credit agreement, $32,728 of retained earnings were not restricted at September 30, 1998 for the payment of dividends. Management expects that the Company will remain in compliance with these financial covenants through the period ending September 30, 1999.

        The Company and its subsidiaries are involved in certain legal actions and claims. In the opinion of management, any liability that may ultimately be incurred would not materially affect the financial position or results of operations of the Company.

(4)     ACCOUNTS RECEIVABLE SECURITIZATION

        In September 1995, the Company and certain of its U.S. subsidiaries entered into an agreement to sell, on an ongoing basis, all of their accounts receivable to The Standard Products Funding Corporation (Funding Co.), a wholly owned subsidiary of the Company. Accordingly, the Company and those subsidiaries, irrevocably and without recourse, transferred all of their U.S. dollar denominated trade accounts receivable (principally representing amounts owed by original equipment customers in the U.S. automotive and related industries) to the Funding Co. The Funding Co. has sold and, subject to certain conditions, may from time to time sell an undivided interest in those receivables to the Clipper Receivables Corporation. The Funding Co. is permitted to receive advances of up to $50,000 for the sale of such undivided interest. At September 30, 1998, $50,000 had been advanced to the Funding Company. This agreement has been extended to November 2000.

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

        The Company maintains an allowance for accounts receivable ($4,175 and $3,949 at September 30, 1998 and June 30, 1998, respectively) based on the expected collectibility of all trade accounts receivable, including receivables sold.

 (5)    NEW ACCOUNTING STANDARDS

        The FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This standard requires extensive disclosure of operating segments based on the "management approach." This approach organizes segments within a company for making operating decisions and assessing performance. Reportable segments can be based on products and services, geography, legal structure or any other manner in which management disaggregates the company. This Statement requires reporting segment profit or loss, certain specific revenue and expense items and segment assets. It also requires reconciliations of total segment revenues, total segment profit or loss, total segment assets and other amounts disclosed for segments to corresponding amounts reported in the Consolidated Financial Statements. Restatement of comparative information for earlier periods presented is required in the initial year of application. Interim information is not required until the second year of application, at which time comparative information is required.

        The FASB has also issued SFAS No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits." This standard revises employers' disclosures on pension and other postretirement benefit plans. The objective of the statement is to standardize the disclosure requirements and report additional information on changes in the benefit obligations and fair value of plan assets.

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

(6)     EARNINGS PER SHARE

        The Company has adopted the provisions of SFAS No. 128, "Earnings per Share." The information required by this pronouncement is presented on the face of the Company's "Consolidated Statements of Operations" found on page 3 of this document. A reconciliation of the numerators and denominators of the basic and diluted earnings per share are as follows:


                                               THREE MONTHS ENDED
                                      --------------------------------------
                                      SEPTEMBER 30, 1998     SEPTEMBER 30,
                                      ------------------     -------------
                                                                 1997
                                                                 ----
         Net Income.................        $    434           $  2,811
                                            --------           --------
         Basic:
              Basic Shares..........          16,698             16,826
                                            --------           --------
              Basic EPS.............        $   0.03           $   0.17
                                            --------           ---------

         Diluted:
              Basic Shares..........          16,698             16,826
              Stock Options.........              49                 53
                                            --------           --------
                                              16,747             16,879
                                            --------           --------

         Diluted EPS................        $   0.03           $   0.17
                                            --------           --------

(7)     COMPREHENSIVE INCOME

        Effective July 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for the display of comprehensive income for financial statement purposes. Comprehensive income is defined as all changes in a company's net assets except changes resulting from transactions with shareholders. It differs from traditionally defined net income in that certain items recorded in shareholders' equity become part of comprehensive income.

        Comprehensive income consists of the following:


                                                             THREE MONTHS ENDED
                                                  ------------------------------------------
                                                   SEPTEMBER 30, 1998   SEPTEMBER 30, 1997
       Net Income............................           $     434             $   2,811
                                                        ---------             ---------
       Other comprehensive income:
            Foreign currency translation                    2,464                   402
              adjustment.....................
            Minimum pension liability
              adjustment.....................               --                     --
                                                        ---------             ---------
       Other comprehensive income............               2,464                   402
                                                        ---------             ---------
       Comprehensive income..................           $   2,898             $   3,213
                                                        =========             =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        RESULTS OF OPERATIONS AND FINANCIAL CONDITION

(1)     RESULTS OF OPERATIONS

        The Company's net sales for the first quarter of fiscal 1999 decreased by 5.8%, or $14.4 million, to $231.8 million compared to the first quarter of fiscal year 1998. Sales for the Company's Transportation Equipment segment totaled $197.9 million for the first quarter of fiscal 1999 compared with $213.3 million for the same period last year, a decrease of $15.5 million, or 7.3%. The overall decline is primarily attributable to deteriorating economic conditions in Brazil and lower volumes in North American automotive operations. Sales for the Company's Tread Rubber segment increased 3.4% to $33.9 million. This increase is attributable to Oliver Rubber's new agreement with Michelin North America, Inc. to provide for the extrusion and pressing of tread rubber for resale.

        Sales of the Company's North American automotive operations decreased $16.3 million, or 13.0%, as a result of several factors. The United Auto Workers ("UAW") strike against General Motors, which continued into the first quarter, reduced sales by an estimated $4.4 million. Translation losses related to a weaker Canadian dollar accounted for another $4.4 million of the sales decline. This group also experienced sales volume losses of $3.7 million related to programs for which it was not the carryover supplier, particularly the Jeep(R) Grand Cherokee. Automotive sales in Europe increased $2.5 million, or 5.4%, due primarily to increased sales volumes as a result of new platform launches, principally the Opel Astra and Toyota Avensis. Currency translations from the strengthened French franc and British pound against the U.S. dollar contributed an additional $0.9 million in sales. Sales at the Company's Brazilian subsidiaries declined substantially to $13.4 million, a decrease of $6.3 million, or 32.0% over the first quarter of last year. This decrease is primarily attributable to lower volumes for the Fiat Palio and other platforms as a result of reduced production by South American OEMs. The production decline was caused by deteriorating Brazilian economic conditions, which has reduced the demand for high price items such as automobiles. These conditions appear likely to continue for the remainder of the fiscal year 1999 and the Company presently anticipates that lower sales volumes and reduced earnings from its Brazilian subsidiary will continue for the remainder of the year. Sales at the Company's Holm Industries subsidiary increased by approximately $5.3 million from the same period last year. Approximately $2.9 million of this increase resulted from the addition of the recently acquired OEM/Miller business unit and the remainder resulted from increased volumes on appliance and air conditioning sealing components.

        Based on published industry data, management believes that car and light truck production in the United States and Canada decreased by approximately 3.0% during the quarter when compared to the same period in the prior year. Car production was flat, while light truck production decreased by 6.0%. Several key vehicles for which the Company supplies components had weakened sales during the quarter, including the Ford Escort and Windstar and the Chevrolet Lumina.

        Gross income for the Company's first quarter of fiscal 1999 decreased $4.9 million to $22.4 million, or 9.7% of net sales, from $27.2 million, or 11.1% of net sales for the same period in fiscal 1998. Principal factors affecting the decline were significantly lower sales volumes in North America and Brazil, where the level of fixed costs creates exposure to the company in periods of weakened sales volumes. In addition, launch costs of approximately $3.1 million in Europe associated with numerous new platforms being launched simultaneously reduced profitability.

        Research, engineering and development expenses for the quarter increased $0.2 million, to $10.6 million over the same period in fiscal 1997. The increase is primarily attributable to a decrease in recoverable engineering costs from original equipment manufacturers ("OEMs").

        Selling, general and administrative expenses for the first quarter increased $0.9 million, or 4.9%, to $18.2 million. The increases were attributable to increased professional fees, facility costs, depreciation and the addition of OEM/Miller.

        Other income and expense for the current quarter was $3.5 million in expense, a decrease of $1.8 million over the same period a year ago. This decrease is primarily attributable to improved results at NISCO, the Company's joint venture with Nishikawa Rubber Company of Japan, which improved by $1.4 million over the same period last year and gains of $0.3 on fixed asset dispositions. Interest expense was flat compared to the same period a year ago as increased interest expense from higher borrowing in Europe was offset by lower borrowing levels in the United States.

        The Company's tax provision for the first quarter of fiscal 1999 of $0.2 million represents an effective rate of 36% compared to 38.5% for the same period a year ago. The change is primarily due to utilization of U.S. tax credits.

(2)     FINANCIAL CONDITION

        Cash used by operations for the first three months of fiscal 1999 was $7.6 million. This represents a decrease from the same period in fiscal 1998 of $25.7 million. This decrease was the result of several factors including accounts receivable, prepaid items, tooling and inventory. The change in accounts receivables is directly attributable to the decline in sales levels and associated collections when compared to prior year levels, while the change in prepaids and tooling were due to timing of payments with suppliers and customers. The change in inventory resulted from levels remaining flat in the current year after declining in the previous year. The prior year decline was due to lowering of inventory as a result of U.S. plant closings.

        Capital spending for the first three months of fiscal 1998 totaled $15.9 million, an increase of $0.6 million over the same period last year. The Company expects capital spending for fiscal 1999 to approximate $65.0 million. This includes capital required in connection with the addition of equipment at its Mexican facility as it ramps up to full production, expenditures required in support of the new General Motors Silverado and Sierra truck platforms, and the upgrade of facilities in England related to the introduction of various new platforms. The Company has also invested $19.5 million on acquisitions in the first quarter of the current year.

        Cash generated from financing activities resulted in a net inflow of $42.2 million for the first quarter of the fiscal year. The funds were generated through borrowings under the Company's revolving credit line and other short-term financing arrangements. These funds were used to fund an acquisition, reacquire shares of the Company's stock, provide for working capital, and pay dividends. At September 30, 1998, debt represented 39.1% of total capitalization compared with 28.8% at June 30, 1998.

        The Company has determined that the functional currency of its Brazilian and Mexican subsidiaries is the U.S. dollar. Accordingly, the results for these operations have been translated utilizing a remeasurement process prescribed by Statement of Financial Accounting Standard ("SFAS") No. 52. The criteria for determining highly inflationary status and the functional currency of an operation are detailed in SFAS No. 52. The Company will continue to translate its results using the remeasurement process until the criteria supporting a U.S. dollar functional currency are no longer met.

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

        The Company provided an extensive description of its Year 2000 plans and progress to date as part of its Management Discussion and Analysis ("MD&A") in its Form 10-K for the fiscal year ended June 30, 1998, which was filed in September 1998. The Company continues to make progress on its plan in accordance with the timetable described in that MD&A. Based on this progress, management believes that a contingency plan with respect to its information technology and production processes is not necessary at this time. In addition, the Company has not encountered any specific problems with any of its suppliers that would require development of a contingency plan.

        The Company believes that its program to monitor the compliance of its suppliers with Year 2000 requirements will minimize the risks associated with noncompliance. Management believes that the cost of Year 2000 compliance for it's information and production systems is not likely to be material to its consolidated results of operations and financial position.

        Although the Company has made progress in identifying its Year 2000 problems, and believes this issue is not likely to pose a significant problem for it, there can be no absolute assurance that the Company and all of its vendors and suppliers will identify and remediate in a timely fashion all potential Year 2000 issues.

(4) CAUTIONARY STATEMENT FOR PURPOSES OF "SAFE HARBOR" UNDER THE PRIVATE SECURITIES REFORM ACt OF 1995

        Certain statements in this Management's Discussion and Analysis, the attached Consolidated Financial Statements, in the Company's press releases and in oral statements made by or with the approval of an authorized executive officer of the Company, constitute "forward-looking statements," as that term is defined under the Private Securities Litigation Reform Act of 1995. These may include statements projecting, forecasting or estimating Company performance and industry trends. The achievement of the projections, forecasts or estimates is subject to certain risks and uncertainties. Actual results and events may differ materially from those projected, forecasted or estimated. The applicable risks and uncertainties include general economic and industry conditions that affect all international businesses, as well as matters that are specific to the Company and the markets it serves. In addition, please see the "Year 2000" section for a description of the risks and uncertainties associated with this issue.

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

            None.

Item 3.     Defaults upon Senior Securities

            None.

Item 4.    Submission of Matters to a Vote of Security Holders

           The Company held its annual meeting of shareholders on October 20, 1998. At this meeting, an election was held to elect five directors to serve three-year terms expiring at the 2001 annual meeting. The voting results for each item are summarized in the table below:

           ELECTION OF DIRECTORS:           FOR            WITHHELD
                                            ---            --------
           John Doddridge               13,806,533        1,046,088
           Leigh H. Perkins             14,575,049          277,572
           Alfred M. Rankin, Jr.        14,573,895          278,726
           John D. Sigel                13,631,970        1,220,651
           W. Hayden Thompson           14,575,049          277,572

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



                                                   THE STANDARD PRODUCTS COMPANY




      Dated:   November 13, 1998            by       /s/ Donald R. Sheley, Jr.
                                                  ------------------------------
                                                         Donald R. Sheley, Jr.
                                                         Vice President, Finance
                                                         Chief Financial Officer


                                                     /s/ Bernard J. Theisen
                                                  ------------------------------
                                                         Bernard J. Theisen
                                                         Corporate Controller
                                                    Principal Accounting Officer

                               INDEX TO EXHIBITS


EX-27                                                    FINANCIAL DATA SCHEDULE