Form 10-Q
period 1998-12-31
STANDARD PRODUCTS CO
filed 1999-02-12
CIK 93448

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended DECEMBER 31, 1998

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



      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes. |X| No. |_|

      THE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF FEBRUARY 5, 1999 WAS 16,078,842 SHARES.


--------------------------------------------------------------------------------

                        This report consists of 14 pages.

                          THE STANDARD PRODUCTS COMPANY
                          QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION                                                                                 PAGE
Item 1.   Financial Statements

          Consolidated Statements of Operations..............................................................   3

          Consolidated Balance Sheets........................................................................   4

          Consolidated Statements of Cash Flows..............................................................   5

          Notes to Consolidated Financial Statements.........................................................   6

Item 2.   Management's Discussion and Analysis of Results of Operations and Financial Condition..............   9

PART II.  OTHER INFORMATION
Item 1.   Legal Proceedings..................................................................................  12

Item 2.   Changes in Securities..............................................................................  12

Item 3.   Defaults upon Senior Securities....................................................................  12

Item 4.   Submission of Matters to a Vote of Security-Holders................................................  12

Item 5.   Other Information..................................................................................  12

Item 6.   Exhibits and Reports on Form 8-K...................................................................  13



SIGNATURES    ...............................................................................................  14





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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS



             THE STANDARD PRODUCTS COMPANY AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE PERIODS ENDED DECEMBER 31,
                                   (UNAUDITED)
                    (THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)



                                                                     THREE MONTHS                        SIX MONTHS
                                                             -----------------------------     -------------------------------
                                                                 1998             1997             1998             1997
                                                                 ----             ----             ----             ----
Net Sales...............................................     $   276,237      $   282,544      $   508,053      $   528,717

Cost of Goods Sold:
   Materials, wages and other manufacturing costs.......         233,894          232,200          432,725          440,712
   Research, engineering and development expenses.......          11,921           11,040           22,518           21,464
                                                             -----------      -----------      -----------      -----------
                                                                 245,815          243,240          455,243          462,176
                                                             -----------      -----------      -----------      -----------

     Gross income........................................         30,422           39,304           52,810           66,541

Selling, General and Administrative Expenses ............         19,909           19,832           38,082           37,156
                                                             -----------      -----------      -----------      -----------
    Operating Income.....................................         10,513           19,472           14,728           29,385
                                                             -----------      -----------      -----------      -----------


Other (Income) Expense:
   Royalty and dividend income..........................            (132)             (42)            (421)            (260)
   Interest expense.....................................           3,588            3,202            6,561            6,158
   Other, net...........................................            (402)           1,463              452            4,066
                                                             -----------      -----------      -----------      -----------
                                                                   3,054            4,623            6,592            9,964
                                                             -----------      -----------      -----------      -----------

Income before Taxes on Income...........................           7,459           14,849            8,136           19,421
Provision for Taxes on Income...........................           2,604            6,088            2,848            7,849
                                                             -----------      -----------      -----------      -----------

   Net Income...........................................     $     4,855      $     8,761      $     5,288      $    11,572
                                                             ===========      ===========      ===========      ===========

Earnings Per Common Share:
   Basic................................................     $      0.30      $      0.52      $      0.32      $      0.69
                                                             ===========      ===========      ===========      ===========
   Diluted..............................................     $      0.30      $      0.52      $      0.32      $      0.68
                                                             ===========      ===========      ===========      ===========

Weighted average shares outstanding (in thousands):
   Basic................................................          16,083           16,849           16,387           16,838
                                                             ===========      ===========      ===========      ===========
   Diluted..............................................          16,087           16,926           16,397           16,907
                                                             ===========      ===========      ===========      ===========

Dividends declared per share............................     $      0.18      $      0.17      $      0.35      $      0.34
                                                             ===========      ===========      ===========      ===========



        The accompanying notes are an integral part of these statements.

             THE STANDARD PRODUCTS COMPANY AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)


                                                                                  (UNAUDITED)
                                                                                  DECEMBER 31,           JUNE 30,
                                                                                      1998                 1998
                                                                                -----------------    -----------------
ASSETS
Current Assets:
   Cash and cash equivalents...............................................     $           --       $       1,625
   Receivables, less allowances of $3,813 at December 31 and
     $3,949 at June 30 (Note 4)............................................            141,227             151,535
   Inventories (Note 2)....................................................             61,727              61,139
   Prepaid insurance, taxes, etc...........................................             32,727              25,319
                                                                                --------------       -------------
      Total current assets.................................................            235,681             239,618

Property, Plant and Equipment, at cost.....................................            664,672             624,188
  Less - Accumulated depreciation..........................................           (314,853)           (293,836)
                                                                                --------------       -------------
                                                                                       349,819             330,352

Goodwill, net..............................................................             78,995              63,617
Other Assets...............................................................             58,905              50,659
                                                                                --------------       -------------
                                                                                $      723,400       $     684,246
                                                                                ==============       =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Short-term notes payable.................................................     $       21,871       $      14,994
  Current maturities of long-term debt.....................................             38,831              14,031
  Accounts payable and accrued expenses....................................            152,912             183,646
  Dividend payable.........................................................              2,894               2,869
                                                                                --------------       -------------

   Total current liabilities...............................................            216,508             215,540

Long-term Debt, net of current maturities..................................            142,941              92,457

Other Postretirement Benefits..............................................             25,531              24,362

Deferred Income Taxes and Other Credits....................................             57,590              51,715

Commitments and Contingent Liabilities (Note 3)
Shareholders' Equity:
   Serial preferred shares, without par value, authorized 6,000,000 voting
     And 6,000,000 non-voting shares, none issued..........................                 --                  --
   Common shares, par value $1 per share; authorized 50,000,000 shares,
     16,921,892 shares issued and 16,078,842 shares outstanding at December 31 and 16,877,693 shares issued and outstanding
     At June 30............................................................             16,922              16,878
   Paid-in capital.........................................................            100,033              99,462
   Common stock held in Treasury, 843,050 shares at cost...................            (20,141)                 --
   Retained earnings.......................................................            202,260             202,599
   Accumulated other comprehensive income..................................            (18,244)            (18,767)
                                                                                --------------       -------------
    Total shareholders' equity.............................................            280,830             300,172
                                                                                --------------       -------------
                                                                                $      723,400       $     684,246
                                                                                ==============       =============


         The accompanying notes are an integral part of these statements.

             THE STANDARD PRODUCTS COMPANY AND SUBSIDIARY COMPANIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                             (THOUSANDS OF DOLLARS)



                                                                                    SIX MONTHS ENDED DECEMBER 31,
                                                                                ---------------------------------------
                                                                                      1998                  1997
                                                                                -----------------     -----------------

Cash Flows from Operating Activities:
Net income ................................................................     $       5,288         $      11,572
Adjustments to reconcile net income to net cash provided by (used for)
   Operating activities:
   Depreciation and amortization...........................................            27,366                29,882
   Deferred taxes and other credits........................................               878                 1,177
   Effect of changes in foreign currency...................................              (166)                1,680
   Other ..................................................................            (2,265)               (1,447)
    Net changes in assets and liabilities:
       Receivables.........................................................            13,201                23,923
       Inventories.........................................................               (47)                2,681
       Accounts payable and accrued expenses...............................           (33,145)              (29,309)
       Other current assets and liabilities................................            (8,833)                  438
                                                                                -------------         -------------
            Net cash provided by operating activities......................             2,277                40,597

Cash Flows from Investing Activities:
    Purchase of property, plant and equipment, net..........................          (37,329)              (32,281)
    Investment in affiliates and nonconsolidated entities..................            (2,469)                 (107)
    Cash paid for acquisitions..............................................          (19,450)                   --
                                                                                -------------         -------------
         Net cash used by investing activities.............................           (59,248)              (32,388)

Cash Flows from Financing Activities:
   Proceeds of long-term borrowings........................................            88,415                   127
   Repayment of long-term borrowings ......................................           (13,865)               (1,474)
   Net increase (decrease) in short-term borrowings........................             7,371                (5,676)
   Stock repurchase........................................................           (20,141)                   --
   Cash dividends..........................................................            (5,628)               (5,729)
                                                                                -------------         --------------
         Net cash provided by (used by) financing activities...............            56,152               (12,752)

Effect of exchange rate changes on cash....................................              (806)                  345
                                                                                -------------         -------------

Net decrease in cash and cash equivalents..................................            (1,625)               (4,198)

Cash and cash equivalents at the beginning of the period...................             1,625                 6,972
                                                                                -------------         -------------

Cash and cash equivalents at the end of the period.........................     $          --         $       2,774
                                                                                =============         =============



        The accompanying notes are an integral part of these statements.

             THE STANDARD PRODUCTS COMPANY AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1998

                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                    -----------------------------------------





(1)      BASIS OF PRESENTATION

         The accompanying consolidated financial statements have been prepared by management and, in the opinion of management, contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of December 31, 1998 and June 30, 1998, and the results of its operations for the six months ended December 31, 1998 and 1997 and cash flows for the six months ended December 31, 1998 and 1997. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998. Results for interim periods are not necessarily indicative of those to be expected for the year.

(2)      INVENTORIES

         Inventories are stated at the lower of cost or market. The majority of domestic inventories are valued using the last-in, first-out (LIFO) method and the remaining inventories are valued using the first-in, first-out (FIFO) method. The major components of inventory are as follows:



                                                                     December 31, 1998          June 30, 1998
                                                                     -----------------          -------------
     Raw materials.............................................         $      25,387           $      24,898
     Work-in-process and finished goods........................                36,340                  36,241
                                                                        -------------           -------------
         Totals................................................         $      61,727           $      61,139
                                                                        =============           =============


(3)      COMMITMENTS AND CONTINGENCIES

         At December 31, 1998, the Company was in compliance with these various financial covenants. Under the most restrictive of the revised covenants of the Company's various loan agreements, principally the Nationwide Senior Notes, $34,555 of retained earnings were not restricted at December 31, 1998 for the payment of dividends. Management expects that the Company will remain in compliance with these financial covenants through the period ending December 31, 1999.

         The Company and its subsidiaries are involved in certain legal actions and claims. In the opinion of management, any liability that may ultimately be incurred would not materially affect the financial position or results of operations of the Company.

(4)      ACCOUNTS RECEIVABLE SECURITIZATION

         In September 1995, the Company and certain of its U.S. subsidiaries entered into an agreement to sell, on an ongoing basis, all of their accounts receivable to The Standard Products Funding Corporation (Funding Co.), a wholly owned subsidiary of the Company. Accordingly, the Company and those subsidiaries, irrevocably and without recourse, transferred all of their U.S. dollar denominated trade accounts receivable (principally representing amounts owed by original equipment customers in the U.S. automotive and related industries) to the Funding Co. The Funding Co. has sold and, subject to certain conditions, may from time to time sell an undivided interest in those receivables to the Clipper Receivables Corporation. The Funding Co. is permitted to receive advances of up to $50,000 for the sale of such undivided interest. At December 31, 1998, $50,000 had been advanced to the Funding Company. This agreement has been extended to November 2000.

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

         The Company maintains an allowance for accounts receivable ($3,813 and $3,949 at December 31, 1998 and June 30, 1998, respectively) based on the expected collectibility of all trade accounts receivable, including receivables sold.

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

(6)      EARNINGS PER SHARE

         The Company has adopted the provisions of SFAS No. 128, "Earnings per Share." The information required by this pronouncement is presented on the face of the Company's "Consolidated Statements of Operations" found on page 3 of this document. A reconciliation of the numerators and denominators of the basic and diluted earnings per share are as follows:



                                  THREE MONTHS ENDED DEC. 31,               SIX MONTHS ENDED DEC. 31,
                               -----------------------------------      ----------------------------------
                                     1998              1997                  1998              1997
                                     ----              ----                  ----              ----
       Net Income              $       4,855     $       8,761          $       5,288    $      11,572
                               -------------     -------------          -------------    -------------
       Basic:
            Basic Shares              16,083            16,849                 16,387           16,838
                               -------------     -------------          -------------    -------------
            Basic EPS          $        0.30     $        0.52          $        0.32    $        0.69
                               =============     =============          =============    =============

       Diluted:
            Basic Shares              16,083            16,849                 16,387           16,838
            Stock Options                  4                77                     10               69
                               -------------     -------------          -------------    -------------
                                      16,087            16,926                 16,397           16,907
                               -------------     -------------          -------------    -------------
       Diluted EPS             $        0.30     $        0.52          $        0.32    $        0.68
                               =============     =============          =============    =============

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

         Comprehensive income consists of the following:



                                                                THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                   DECEMBER 31,                   DECEMBER 31,
                                                            ---------------------------    ---------------------------
                                                                1998          1997             1998          1997
                                                                ----          ----             ----          ----
        Net Income.....................................     $    4,855    $    8,761       $    5,288    $   11,572
                                                            ----------    ----------       ----------    ----------

        Other comprehensive income:
             Foreign currency translation                       (1,940)         (547)             524          (145)
                   adjustment..........................
             Minimum pension liability adjustment......             --            --               --            --
                                                            ----------    ----------       ----------    ----------

        Other comprehensive income.....................         (1,940)         (547)             524          (145)
                                                            ----------    ----------       ----------    ----------

        Comprehensive income...........................     $    2,915    $    8,214       $    5,812    $   11,427
                                                            ==========    ==========       ==========    ==========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION

(1)      RESULTS OF OPERATIONS


         The Company's net sales for the second quarter of fiscal 1999 were $276.2 million, a decrease of $6.3 million, or 2.2% compared to the record levels of a year ago. Sales for the Company's Transportation Equipment segment totaled $242.0 million for the second quarter of fiscal 1999 compared with $248.7 million for the same period last year, a decrease of $6.7 million, or 2.7%. The overall reduction was primarily attributable to deteriorating economic conditions in Brazil and lower volumes in North American automotive operations. Sales for the Company's Tread Rubber segment increased 1.2% to $34.2 million. This is attributable to additional revenue of $1.6 million from Oliver Rubber's agreement with Michelin North America, Inc. to provide for the extrusion and pressing of tread rubber for resale. This increase in sales was partially offset by lower volumes for moldcure and custom mix rubber products totaling $1.3 million.

         Sales for the Company's North American automotive operations decreased to $139.3 million, a reduction of 6.7% or $10.1 million, from the same period last year. The reduction was primarily attributable to volume decreases on key platforms on which the Company had substantial content, including the Jeep(R) Grand Cherokee and Plymouth/Dodge Neon and Dodge Stratus platforms. Volume decreases on these vehicles totaled $10.8 million from prior year levels. Translation losses related to a weaker Canadian dollar accounted for an additional $5.3 million of the decrease. This was partially offset by volume increases of $5.8 million on Ford's Cougar and Crown Victoria models and General Motor's Silverado light truck platform. The Company's Brazilian subsidiary reported a sales decrease of $13.0 million, or 62.4% over the prior year. The decrease is a result of the downturn in the Brazilian economy that has resulted in significantly reduced production by South American automobile manufacturers. The production decline was caused by continuing deterioration in Brazilian economic conditions, including extremely high interest rates, which has reduced demand for high price items such as automobiles. These conditions appear likely to continue for the remainder of fiscal year 1999 and the Company presently anticipates a continuation of lower sales volumes and reduced earnings from its Brazilian subsidiary for the remainder of the fiscal year. Automotive sales in Europe increased $5.9 million, or 10.2% to $64.1 million, due primarily to increased sales volumes in the United Kingdom, principally on the Opel Astra and Honda Accord, totaling $4.5 million. The Company also benefited from currency translations as a stronger French franc and British pound resulted in increased sales of $2.6 million. These increases were partially offset by price reductions of $0.6 million. Sales at the Company's Holm Industries subsidiary were up 43.5% to $33.5 million, from the same period last year. This is primarily due to the addition of OEM/Miller, which increased sales by $5.7 million, and strong volumes for appliance sealing products, which reported increased revenues of $2.7 million.

         Based on published industry data, management believes that car and light truck production in the United States and Canada increased by approximately 3.2% during the quarter when compared to the same period in the prior year. Car production increased by 3.9%, while light truck production increased by approximately 2.5%. Certain key vehicles for which the Company supplies components, such as the Chrysler Neon and Ford Escort, had significantly reduced build rates during the quarter. This was only partially offset by others such as the Ford Grand Marquis and Mustang, which experienced substantial increases. Year-to-date car and light truck production in the United States and Canada was flat compared to prior year levels with a 1.9% increase in car production being offset by a 1.3% decline in light truck production.

         For the first half of fiscal 1999, sales of the Transportation Equipment segment were down $22.2 million to $439.9 million, or 4.8% below prior year levels. Sales for the Company's North American automotive operations decreased to $247.8 million, a reduction of 9.6% or $26.3 million. The reduction was the result of volume decreases on platforms on which the Company had significant content, including, the Jeep(R) Grand Cherokee, Plymouth/Dodge Neon and General Motors Lumina/Monte Carlo. Translation losses related to a weaker Canadian dollar accounted for $9.8 million of the decrease while price reductions accounted for an additional $1.1 million of the decline. Volume increases of $6.5 million on the Ford Cougar and Crown Victoria models partially offset the above declines. Year-to-date, South American sales have decreased $19.3 million to $21.2 million due to the Brazilian economic problems noted above. These reductions were partially offset by increases in European automotive operations and Holm Industries. Sales in Europe were up $8.5 million to $113.9 million, an increase of

8.0% from prior year levels. The improvement was due to new business totaling $8.1 million and currency exchange gains of $3.5 million resulting from a strengthened French franc and British pound. These gains were partially offset by volume declines and price reductions on existing business. Holm Industries sales grew 33.1% to $63.2 million as a result of the OEM/Miller acquisition and strong demand from existing customers in the appliance industry.

         Gross income for the Company's second quarter of fiscal 1999 decreased $8.9 million to $30.4 million, or 11.0% of net sales, from $39.3 million, or 13.9% of net sales for the same period in fiscal 1998. Several factors led to the decline in operating margins. These include the impact of the severe decline of the Brazilian economy and launch costs on new platforms. In Brazil, the Company took immediate and drastic cost-cutting measures, including reducing staffing levels by 55 percent. While management believes its measures will help its Brazilian operations achieve breakeven results in the second half of the year, they did not take effect soon enough to have a significant impact on results in this quarter. Reduced revenues for the quarter were not at a level sufficient to enable the Company to recover the substantial fixed costs of the Brazilian facility. The Company has also incurred approximately $5.1 million in increased launch and other related costs on new product lines in the United Kingdom and, to a lesser extent, several new platforms in North America. As in the United States, European automakers have continued to seek ongoing price givebacks on existing business. While the Company's low cost producer initiatives have helped to improve efficiencies in Europe, social regulations there have made it difficult for the Company to react quickly as it needs to adapt it cost structures to current pricing requirements. Year-to-date gross income is $52.8 million, a decrease of $13.7 million from fiscal 1998. This represents 10.4% of net sales compared to 12.6% a year earlier. The Brazilian economic downturn and European operating difficulties related to product launches and manufacturing inefficiencies are the primary factors in the decline.

         The Company does not expect the current environment in Brazil to improve for the rest of the fiscal year, and it does not expect pricing pressure to ease in either its North American or European markets. As a result, the Company must take further steps to bring its cost structure in line with anticipated operating performance. In addition to continuing its low cost producer initiatives, the Company is currently taking steps to reduce the level of selling, general and administrative expenses, including the offering of a voluntary early retirement program to certain qualified employees in the United States, and is currently reviewing its capacity requirements on a global basis.

         Research, engineering and development expenses for the second quarter increased $0.9 million, or 8.0% to $11.9 million from the same period in fiscal 1998. The increase is primarily attributable to increased personnel costs related to development programs targeted to enhance the Company's sealing system production methods. Year-to-date expenses have increased by $1.1 million over the prior year to $22.5 million, or 4.4% of net sales.

         Selling, general and administrative expenses for the second quarter were flat when compared to the same period a year ago, at $19.9 million. Additional costs associated with the acquisition of OEM/Miller of $0.6 million and depreciation charges of $0.3 million were offset by reduced personnel costs of $0.8 million. Year-to-date costs have increased $0.9 million, to $38.1 million related primarily to an increased provision for doubtful accounts and the addition of OEM/Miller. These charges were partially offset by lower personnel costs.

         Other income and expense totaled $6.6 million in expense for the first half of fiscal 1998, a decrease of $3.4 million over the same period a year ago. Approximately $2.6 million of this improvement is attributable to earnings at NISCO, the Company's joint venture with Nishikawa Rubber Company of Japan. NISCO returned to profitability in the second quarter earning $0.5 million. The year-to-date loss at NISCO has narrowed to $0.4 million from $3.0 million a year ago. The remainder of the increase is primarily due to gains on the disposition of fixed assets. These improvements were partially offset by increased interest expense as year-to-date costs have increased by $0.4 million due to increased borrowing levels in North America and Europe. The increased borrowing results largely from the Company's acquisition of OEM/Miller and its stock repurchase program.

         The Company's tax provision for the second quarter of fiscal 1999 reflects tax rate of 34.9%. This compares favorably with the prior year's effective tax rate of 41.0%. This reduction is primarily attributable to the utilization of U.S. tax credits. The year-to-date effective tax provision reflects an expected rate of 35.0%.

(2)      FINANCIAL CONDITION

         Cash provided by operations for the first half of fiscal 1999 totaled $2.3 million. This represents a decrease from the same period in fiscal 1998 of $38.3 million. The decrease is the result of several factors including accounts receivable, prepaid items, accounts payable, and reduced net income. The change in accounts receivable is directly attributable to the decline in sales levels and associated collections when compared to prior year levels, while the change in prepaids and accounts payable was due to timing of payments with suppliers.

         Capital spending for the first six months of fiscal 1999 totaled $37.3 million, an increase of $5.0 million over the same period last year. The Company expects capital spending in fiscal 1999 to approximate $65.0 million. This includes capital required in connection with the addition of equipment at its Mexican facility as it ramps up to full production, expenditures required in support of the new General Motors Silverado and Sierra truck platforms, and the upgrade of facilities in England related to the introduction of various new platforms. The Company has also invested $19.5 million for acquisitions in the first half of the current year and $2.5 million to its nonconsolidated affiliates.

         Cash generated from financing activities resulted in a net inflow of $56.2 million for the first half of the fiscal year. The funds came from borrowings under the Company's Revolving Credit Agreement and other short-term credit lines. These funds were used to fund an acquisition, reacquire shares of the Company's stock, provide for working capital, and pay dividends. At December 31, 1998, debt represented 42.0% of total capitalization compared with 28.8% at June 30, 1998.

         The Company has determined that the functional currency of its Brazilian and Mexican subsidiaries is the U.S. dollar. Accordingly, the results for these operations have been translated utilizing a remeasurement process prescribed by Statement of Financial Accounting Standard ("SFAS") No. 52. The criteria for determining highly inflationary status and the functional currency of an operation are detailed in SFAS No. 52. The Company will continue to translate its results using the remeasurement process until the criteria supporting an U.S. dollar functional currency are no longer met.

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

         The Company provided an extensive description of its Year 2000 plans and progress to date as part of its Management Discussion and Analysis ("MD&A") in its Form 10-K for the fiscal year ended June 30, 1998, which was filed in September 1998. The Company continues to make progress on its plan in accordance with the timetable described in that MD&A. Based on this progress, management believes that a comprehensive contingency plan with respect to all of its information technology and production processes is not necessary at this time. However, as specific issues arise or fall slightly behind schedule, contingency plans are being developed to solve these particular areas. Examples of potential solutions include: stockpiling or re-sourcing of components and materials, manual work arounds or flexible staffing arrangements. In addition, the Company has not encountered any specific problems with any of its suppliers that would require development of a contingency plan.

         The Company believes that its program to monitor the compliance of its suppliers with Year 2000 requirements will minimize the risks associated with noncompliance. Management believes that the cost of Year 2000 compliance for its information and production systems will not be material to its consolidated results of operations and financial position.

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

              None.

Item 5.       Other Information

              None.

Item 6.       Exhibits and Reports on Form 8-K

              (a)   Exhibits



                                                                                             If incorporated by
              Exhibit No.                                                                    reference, documents
              Under Reg. S-K        Form 10-Q                                                with which Exhibit
                  Item 601          Exhibit No.             Description                      was previously filed
              ---------------       ----------       ------------------------                ----------------------
                    3                  3a            Second Amended and Restated
                                                     Articles of Incorporation of
                                                     The Standard Products Company
                    4                  4a            First Amendment Agreement among
                                                     The Standard Products Company,
                                                     Comerica Bank, NBD Bank,
                                                     KeyBank National Association,
                                                     The Bank of New York, Harris
                                                     Trust and Savings Bank, N.A., and
                                                     National City Bank, as Agent, Dated
                                                     December 10, 1998.
                    4                  4b            Rights Agreement                          (Filed with the SEC
                                                                                               on February 3, 1999
                                                                                               on Form 8-A File
                                                                                               Number 001-02917;
                                                                                               See Exhibit 1 therein)
                    4                  4c            Form of Right Certificate                 (Filed with the SEC
                                                                                               on February 3, 1999
                                                                                               on Form 8-A File
                                                                                                Number 001-02917;
                                                                                               See Exhibit 3 therein)
                    4                  4d            Summary of Rights to Purchase             (Filed with the SEC
                                                     Preferred Shares                          on February 3, 1999
                                                                                               on Form 8-A File
                                                                                                Number 001-02917;
                                                                                               See Exhibit 4 therein)
                    27                 27            Financial Data Schedule

              (b)   Reports on Form 8-K

              None.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               THE STANDARD PRODUCTS COMPANY




       Dated:   February 12, 1999          by       /s/ Donald R. Sheley, Jr.
                                                --------------------------------
                                                        Donald R. Sheley, Jr.
                                                      Vice President, Finance
                                                       Chief Financial Officer


                                                   /s/ Bernard J. Theisen
                                                --------------------------------
                                                         Bernard J. Theisen
                                                        Corporate Controller
                                                    Principal Accounting Officer


                                                                                             If incorporated by
              Exhibit No.                                                                    reference, documents
              Under Reg. S-K        Form 10-Q                                                with which Exhibit
                  Item 601          Exhibit No.             Description                      was previously filed
              ---------------       ----------       ------------------------                ----------------------
                    3                  3a            Second Amended and Restated
                                                     Articles of Incorporation of
                                                     The Standard Products Company
                    4                  4a            First Amendment Agreement among
                                                     The Standard Products Company,
                                                     Comerica Bank, NBD Bank,
                                                     KeyBank National Association,
                                                     The Bank of New York, Harris
                                                     Trust and Savings Bank, N.A., and
                                                     National City Bank, as Agent, Dated
                                                     December 10, 1998.
                    4                  4b            Rights Agreement                          (Filed with the SEC
                                                                                               on February 3, 1999
                                                                                               on Form 8-A File
                                                                                               Number 001-02917;
                                                                                               See Exhibit 1 therein)
                    4                  4c            Form of Right Certificate                 (Filed with the SEC
                                                                                               on February 3, 1999
                                                                                               on Form 8-A File
                                                                                                Number 001-02917;
                                                                                               See Exhibit 3 therein)
                    4                  4d            Summary of Rights to Purchase             (Filed with the SEC
                                                     Preferred Shares                          on February 3, 1999
                                                                                               on Form 8-A File
                                                                                                Number 001-02917;
                                                                                               See Exhibit 4 therein)
                    27                 27            Financial Data Schedule