Form 10-Q
period 1999-03-31
STANDARD PRODUCTS CO
filed 1999-05-14
CIK 93448

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended MARCH 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from                   to
                                   ------------------   ----------------------


                         Commission file number: 1-2917

                          THE STANDARD PRODUCTS COMPANY
             (Exact Name of Registrant as Specified in Its Charter)


                 OHIO                                    34-0549970
    (State or Other Jurisdiction of                    (IRS Employer
    Incorporation or Organization)                   Identification No.)


                             2401 SOUTH GULLEY ROAD
                            DEARBORN, MICHIGAN 48124
               (Address of Principal Executive Offices)(Zip Code)


       Registrant's telephone number, including area code: (313) 561-1100




      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes. |X| No. |_|

THE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF MAY 5, 1999 WAS 16,063,842 SHARES.




================================================================================

                        This report consists of 14 pages.

                          THE STANDARD PRODUCTS COMPANY
                          QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS




PART I.  FINANCIAL INFORMATION                                                                                 PAGE

Item 1.   Financial Statements

          Consolidated Statements of Operations..............................................................   3

          Consolidated Balance Sheets........................................................................   4

          Consolidated Statements of Cash Flows..............................................................   5

          Notes to Consolidated Financial Statements.........................................................   6

Item 2.   Management's Discussion and Analysis of Results of Operations and Financial Condition..............   9


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings..................................................................................  12

Item 2.   Changes in Securities..............................................................................  12

Item 3.   Defaults upon Senior Securities....................................................................  12

Item 4.   Submission of Matters to a Vote of Security-Holders................................................  12

Item 5.   Other Information..................................................................................  13

Item 6.   Exhibits and Reports on Form 8-K...................................................................  13





SIGNATURES    ...............................................................................................  14











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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS



             THE STANDARD PRODUCTS COMPANY AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         FOR THE PERIODS ENDED MARCH 31,
                                   (UNAUDITED)
                    (THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)



                                                                  THREE MONTHS                       NINE MONTHS
                                                          ------------------------------    ----------------------------
                                                             1999             1998              1999             1998
                                                             ----             ----              ----             ----

Net Sales .........................................       $ 269,958        $ 277,942        $ 778,010        $ 806,660

Cost of Goods Sold:
   Materials, wages and other manufacturing costs .         219,179          220,429          651,903          661,141
   Research, engineering and development expenses .          12,022           11,425           34,540           32,889
                                                          ---------        ---------        ---------        ---------
                                                            231,201          231,854          686,443          694,030
                                                          ---------        ---------        ---------        ---------

     Gross income .................................          38,757           46,088           91,567          112,630

Selling, General and Administrative Expenses ......          19,340           19,723           57,422           56,879
                                                          ---------        ---------        ---------        ---------
    Operating Income ..............................          19,417           26,365           34,145           55,751
                                                          ---------        ---------        ---------        ---------


Other (Income) Expense:
   Royalty and dividend income ....................              (7)            (146)            (427)            (405)
   Interest expense ...............................           3,858            3,169           10,419            9,327
   Other, net .....................................           4,355            1,997            4,806            6,063
                                                          ---------        ---------        ---------        ---------
                                                              8,206            5,020           14,798           14,985
                                                          ---------        ---------        ---------        ---------

Income before Taxes on Income .....................          11,211           21,345           19,347           40,766
Provision for Taxes on Income .....................           4,891            7,786            7,739           15,635
                                                          ---------        ---------        ---------        ---------

   Net Income .....................................       $   6,320        $  13,559        $  11,608        $  25,131
                                                          =========        =========        =========        =========

Earnings Per Common Share:
   Basic ..........................................       $    0.39        $    0.80        $    0.71        $    1.49
                                                          =========        =========        =========        =========
   Diluted ........................................       $    0.39        $    0.80        $    0.71        $    1.48
                                                          =========        =========        =========        =========

Weighted average shares outstanding (in thousands):
   Basic ..........................................          16,076           16,854           16,283           16,843
                                                          =========        =========        =========        =========
   Diluted ........................................          16,081           16,987           16,293           16,943
                                                          =========        =========        =========        =========

Dividends declared per share ......................       $    0.18        $    0.17        $    0.53        $    0.51
                                                          =========        =========        =========        =========



        The accompanying notes are an integral part of these statements.

             THE STANDARD PRODUCTS COMPANY AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)


                                                                                     (UNAUDITED)
                                                                                      MARCH 31,          JUNE 30,
                                                                                        1999               1998
                                                                                  ----------------     -----------
ASSETS
Current Assets:
   Cash and cash equivalents ..................................................         $   9,987          $   1,625
   Receivables, less allowances of $3,981 at March 31 and
     $3,949 at June 30 (Note 4) ...............................................           148,605            151,535
   Inventories (Note 2) .......................................................            58,335             61,139
   Prepaid insurance, taxes, etc ..............................................            33,009             25,319
                                                                                        ---------          ---------
      Total current assets ....................................................           249,936            239,618

Property, Plant and Equipment, at cost ........................................           665,903            624,188
  Less - Accumulated depreciation .............................................          (317,699)          (293,836)
                                                                                        ---------          ---------
                                                                                          348,204            330,352

Goodwill, net .................................................................            76,748             63,617
Other Assets ..................................................................            55,561             50,659
                                                                                        ---------          ---------
                                                                                        $ 730,449          $ 684,246
                                                                                        =========          =========
LIABILITIES AND SHAREHOLDERS' EQUITY Current Liabilities:
  Short-term notes payable ....................................................         $  28,354          $  14,994
  Current maturities of long-term debt ........................................            38,791             14,031
  Accounts payable and accrued expenses .......................................           154,163            183,646
  Dividend payable ............................................................             2,891              2,869
                                                                                        ---------          ---------

   Total current liabilities ..................................................           224,199            215,540

Long-term Debt, net of current maturities .....................................           144,499             92,457

Other Postretirement Benefits .................................................            26,341             24,362

Deferred Income Taxes and Other Credits .......................................            55,815             51,715

Commitments and Contingent Liabilities (Note 3)
Shareholders' Equity:
   Serial preferred shares, without par value, authorized 6,000,000 voting
     And 6,000,000 non-voting shares, none issued .............................                --                 --
   Common shares, par value $1 per share; authorized 50,000,000 shares,
     16,921,892 shares issued and 16,063,842 shares outstanding at March 31 and
     16,877,693 shares issued and outstanding
     At June 30 ...............................................................            16,922             16,878
   Paid-in capital ............................................................           100,147             99,462
   Common stock held in Treasury, 858,050 shares at cost ......................           (20,383)                --
   Retained earnings ..........................................................           205,688            202,599
   Accumulated other comprehensive income .....................................           (22,779)           (18,767)
                                                                                        ---------          ---------
    Total shareholders' equity ................................................           279,595            300,172
                                                                                        ---------          ---------
                                                                                        $ 730,449          $ 684,246
                                                                                        =========          =========



         The accompanying notes are an integral part of these statements

             THE STANDARD PRODUCTS COMPANY AND SUBSIDIARY COMPANIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                             (THOUSANDS OF DOLLARS)




                                                                                       NINE MONTHS ENDED MARCH 31,
                                                                                  --------------------------------------
                                                                                       1999                  1998
                                                                                  ----------------      ----------------

Cash Flows from Operating Activities:
Net income ................................................................       $      11,608         $      25,131
Adjustments to reconcile net income to net cash provided by (used for)
   Operating activities:
   Depreciation and amortization...........................................              41,662                43,455
   Deferred taxes and other credits........................................                 116                 1,064
   Effect of changes in foreign currency...................................                 890                  (914)
   Other ..................................................................                (264)               (2,177)
    Net changes in assets and liabilities:
       Receivables.........................................................               5,823                28,541
       Inventories.........................................................               3,164                 2,456
       Accounts payable and accrued expenses...............................             (31,561)              (13,262)
       Other current assets and liabilities................................              (9,044)               (7,370)
                                                                                  -------------         --------------
            Net cash provided by operating activities......................              22,394                76,924

Cash Flows from Investing Activities:
   Purchase of property, plant and equipment, net..........................             (52,767)              (49,674)
    Investment in affiliates and nonconsolidated entities..................              (2,568)               (1,307)
   Cash paid for acquisitions..............................................             (19,450)                   --
                                                                                  -------------         -------------
         Net cash used by investing activities.............................             (74,785)              (50,981)

Cash Flows from Financing Activities:
   Proceeds of long-term borrowings........................................              90,487                12,418
   Repayment of long-term borrowings ......................................             (14,015)              (28,666)
   Net increase in short-term borrowings...................................              13,854                 3,534
   Stock repurchase........................................................             (20,383)                   --
   Cash dividends..........................................................              (8,519)               (8,595)
                                                                                  -------------         --------------
         Net cash provided by (used by) financing activities...............              61,424               (21,309)

Effect of exchange rate changes on cash....................................                (671)                  150
                                                                                  -------------         -------------

Net increase in cash and cash equivalents..................................               8,362                 4,784

Cash and cash equivalents at the beginning of the period...................               1,625                 6,972
                                                                                  -------------         -------------

Cash and cash equivalents at the end of the period.........................       $       9,987         $      11,756
                                                                                  =============         =============







        The accompanying notes are an integral part of these statements.

             THE STANDARD PRODUCTS COMPANY AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1999

                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)





(1)      BASIS OF PRESENTATION

         The accompanying consolidated financial statements have been prepared by management and, in the opinion of management, contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 1999 and June 30, 1998, and the results of its operations for the nine months ended March 31, 1999 and 1998 and cash flows for the nine months ended March 31, 1999 and 1998. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998. Results for interim periods are not necessarily indicative of those to be expected for the year.

(2)      INVENTORIES

         Inventories are stated at the lower of cost or market. The majority of domestic inventories are valued using the last-in, first-out (LIFO) method and the remaining inventories are valued using the first-in, first-out (FIFO) method. The major components of inventory are as follows:

                                                                         March 31, 1999          June 30, 1998
                                                                         --------------          -------------
     Raw materials.............................................           $      22,703           $      24,898
     Work-in-process and finished goods........................                  35,632                  36,241
                                                                          -------------           -------------
         Totals................................................           $      58,335           $      61,139
                                                                          =============           =============


(3)      COMMITMENTS AND CONTINGENCIES

         At March 31, 1999, the Company was in compliance with its various financial covenants. Under the most restrictive of the revised covenants of the Company's various loan agreements, principally the Nationwide Senior Notes, $29,325 of retained earnings were not restricted at March 31, 1999 for the payment of dividends. Management expects that the Company will remain in compliance with these financial covenants through the period ending March 31, 2000.

         The Company and its subsidiaries are involved in certain legal actions and claims. In the opinion of management, any liability that may ultimately be incurred would not materially affect the financial position or results of operations of the Company.

(4)      ACCOUNTS RECEIVABLE SECURITIZATION

         In September 1995, the Company and certain of its U.S. subsidiaries entered into an agreement to sell, on an ongoing basis, all of their accounts receivable to The Standard Products Funding Corporation (Funding Co.), a wholly owned subsidiary of the Company. Accordingly, the Company and those subsidiaries, irrevocably and without recourse, transferred all of their U.S. dollar denominated trade accounts receivable (principally representing amounts owed by original equipment customers in the U.S. automotive and related industries) to the Funding Co. The Funding Co. has sold and, subject to certain conditions, may from time to time sell an undivided interest in those receivables to the Clipper Receivables Corporation. The Funding Co. is permitted to receive advances of up to $50,000 for the sale of such undivided interest. At March 31, 1999, $50,000 had been advanced to the Funding Company. This agreement has been extended to November 2000.

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

         The Company maintains an allowance for accounts receivable ($3,981 and $3,949 at March 31, 1999 and June 30, 1998, respectively) based on the expected collectibility of all trade accounts receivable, including receivables sold.

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

(6)      EARNINGS PER SHARE

         The Company has adopted the provisions of SFAS No. 128, "Earnings per Share." The information required by this pronouncement is presented on the face of the Company's "Consolidated Statements of Operations" found on page 3 of this document. A reconciliation of the numerators and denominators of the basic and diluted earnings per share are as follows:


                                  THREE MONTHS ENDED MAR. 31,              NINE MONTHS ENDED MAR. 31,
                               -----------------------------------      ----------------------------------
                                     1999              1998                  1999              1998
                                     ----              ----                  ----              ----

     Net Income                $       6,320     $      13,559          $      11,608    $      25,131
                               -------------     -------------          -------------    -------------
     Basic:
          Basic Shares                16,076            16,854                 16,283           16,843
                               -------------     -------------          -------------    -------------
          Basic EPS            $        0.39     $        0.80          $        0.71    $        1.49
                               =============     =============          =============    =============

     Diluted:
          Basic Shares                16,076            16,854                 16,283           16,843
          Stock Options                    5               133                     10              100
                               -------------     -------------          -------------    -------------
                                      16,081            16,987                 16,293           16,943
                               -------------     -------------          -------------    -------------
     Diluted EPS               $        0.39     $        0.80          $        0.71    $        1.48
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

         Comprehensive income consists of the following:


                                                        THREE MONTHS ENDED             NINE MONTHS ENDED
                                                            MARCH 31,                      MARCH 31,
                                                    ---------------------------    ---------------------------
                                                        1999          1998             1999          1998
                                                        ----          ----             ----          ----

Net Income .................................         $  6,320          $ 13,559          $ 11,608          $ 25,131
                                                     --------          --------          --------          --------

Other comprehensive income:
     Foreign currency translation adjustment           (4,536)           (1,350)           (4,012)           (1,495)
     Minimum pension liability adjustment ..               --                --                --                --
                                                     --------          --------          --------          --------

Other comprehensive income .................           (4,536)           (1,350)           (4,012)           (1,495)
                                                     --------          --------          --------          --------

Comprehensive income .......................         $  1,784          $ 12,209          $  7,596          $ 23,636
                                                     ========          ========          ========          ========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION

(1)      RESULTS OF OPERATIONS

         The Company's net sales for the third quarter of fiscal year 1999 were $270.0 million, a decrease of $8.0 million, or 2.9%, compared to the third quarter of fiscal year 1998. Sales for the Company's Transportation Equipment segment totaled $236.8 million for the third quarter of fiscal 1999, compared with $247.0 million for the same period last year. This represents a decrease of $10.2 million, or 4.1%. The reduction was primarily attributable to the current economic conditions in Brazil, currency translations on a weakened Canadian dollar and lower volumes in North American automotive operations due to the expiration of production contracts for certain models. Sales for the Company's Tread Rubber segment increased 6.7% to $33.2 million. The increase is primarily due to additional revenue of $1.7 million from an agreement with Michelin North America, Inc. This agreement calls for the Company to provide Michelin with treads for its retreading operations.

         Third quarter sales for the Company's North American automotive operations decreased to $140.3 million, a reduction of 4.4%, or $6.4 million, from the same period last year. The reduction was mainly due to volume decreases on key platforms on which the Company had substantial content, including the GM Lumina/Monte Carlo and Ford Taurus platforms, as well as the loss of certain programs, such as the Jeep(R) Grand Cherokee. Volume decreases on the platforms listed totaled $7.4 million from prior year levels. Translation losses related to a weaker Canadian dollar accounted for an additional $3.2 million. These reductions were partially offset by volume increases of $4.5 million on Ford's Crown Victoria and General Motors' Silverado light truck platform.

         Based on published industry data, management believes that car and light truck production in the United States and Canada increased by approximately 8.2% during the quarter from the same period in the prior year. Car production increased by 4.0%, while light truck production increased by approximately 12.1%. Certain key vehicles for which the Company supplies components, such as the Plymouth/Dodge Neon, Jeep Wrangler and Ford Taurus, had significantly reduced build rates during the quarter, while others, such as the Ford Cougar and Mustang, experienced substantial increases. Year-to-date, car and light truck production in the United States and Canada increased by approximately 3.1% from prior year levels with car production showing a 2.7% increase, and light truck production increasing by 3.5%.

         The Company's Brazilian subsidiary reported a third quarter sales decrease of $10.7 million, or 60.7% over the prior year period. The decrease is the result of the downturn in the Brazilian economy which has resulted in significantly reduced production by South American original equipment automobile manufacturers (OEMs). While the Brazilian economy has shown signs of stabilizing, the Company presently anticipates a continuation of current sales volumes and earnings levels from its Brazilian subsidiary in the fourth quarter.

         The Company's third quarter automotive sales in Europe decreased by $1.5 million, or 2.5%, to $58.1 million. The decrease was due primarily to lower sales volumes in France, principally on the Ford Fiesta and Renault Megane, which totaled $4.1 million. These decreases were partially offset by the new Volvo and Fiat platform revenues of $2.1 million. The Company also benefited from currency translations as a stronger French franc increased U.S. dollar sales by $1.5 million. Sales in the third quarter at the Company's Holm Industries subsidiary were up 28.8% to $34.1 million, from the same period last year. The increase is primarily due to the addition of OEM/Miller, which increased sales by $6.2 million.

         For the first nine months of fiscal year 1999, sales of the Transportation Equipment segment decreased from prior year levels $32.4 million to $676.6 million, or 4.6%. Sales for the Company's North American automotive operations decreased to $388.0 million, a reduction of 7.8%, or $32.7 million. The reduction was the result of volume decreases of $26.3 million, on platforms on which the Company had significant content, including, the Plymouth/Dodge Neon, General Motors' Lumina/Monte Carlo, and the Ford Taurus and Escort, and the loss of the Jeep(R) Grand Cherokee. Translation losses related to a weakened Canadian dollar accounted for $12.9 million of the decrease, while price reductions accounted for an additional $1.1 million of the decline. Volume increases of $9.5 million on the Ford Cougar and Crown Victoria models partially offset the above declines.

         Year-to-date, South American sales have decreased $30.0 million, to $28.2 million, due to the Brazilian economic problems noted above. These reductions were partially offset by sales increases in the European automotive operations and at Holm Industries. Sales in Europe were up $7.0 million to $172.0 million, an increase of 4.2% from prior year levels. The improvement was due to new business totaling $13.6 million and currency exchange gains of $4.8 million resulting from a strengthened French franc and British pound. These gains were partially offset by volume declines of $7.8 million on the Ford Fiesta and Renault Megane and price reductions of $1.9 million on existing business. Sales at Holm Industries grew 31.5%, to $97.3 million, as a result of the OEM/Miller acquisition and strong demand from existing customers in the appliance industry.

         Sales for the Company's Tread Rubber segment increased 3.7% to $101.4 million. This increase is primarily attributable to additional revenue from an agreement with Michelin North America, Inc. to provide for the extrusion and pressing of tread rubber for resale.

         Gross income for the Company's third quarter of fiscal year 1999 decreased $7.3 million to $38.8 million, or 14.4% of net sales, from $46.1 million, or 16.6% of net sales, for the same period in fiscal year 1998. Several factors led to the decline in operating margins. The most significant of these were the impact of the severe decline of the Brazilian economy and launch costs on new platforms. While the Brazilian operations generated a small operating profit for the quarter, the amount was significantly below prior year levels. Launch and other related costs on new product lines and platforms in the United Kingdom and North America increased by approximately $3.0 million. The Company also recorded costs related to a voluntary workforce reduction program, which totaled $2.6 million. Cost of sales included $1.2 million of this charge. While the Company's low cost producer initiatives have helped to improve efficiencies in Europe, social regulations there have made it difficult for the Company to react as quickly as it needs to adapt its cost structures to the current pricing reduction requirements of European OEMs. Year-to-date, gross income is $91.6 million, a decrease of $21.1 million from fiscal 1998. This represents 11.8% of net sales, compared to 14.0% a year earlier. The Brazilian economic downturn and North America and European operating difficulties related to product launches and manufacturing inefficiencies are the primary factors in the decline.

         Research, engineering and development expenses for the third quarter increased $0.6 million, or 5.2% to $12.0 million from the same period in fiscal 1998. The increase is primarily attributable to costs related to the Company's voluntary workforce reduction program. The portion included in this cost category was $0.5 million. Year-to-date, expenses have increased by $1.7 million over the prior year to $34.5 million, or 4.4% of net sales. The increase is due to several factors including the previously mentioned workforce reduction program.

         Selling, general and administrative expenses for the third quarter decreased $0.4 million, or 1.9%, to $19.3 million when compared to the same period a year ago. The decrease is the result of $1.1 million in decreased personnel costs in the Company's European operations and a favorable legal settlement that had been previously reserved at an amount higher than the settlement figure. These were partially offset by costs related to the Company's voluntary workforce reduction program of $0.9 million and costs added by the acquisition of OEM/Miller of $0.6 million. Year-to-date selling, general and administrative costs have increased $0.5 million, to $57.4 million. OEM/Miller costs of $1.4 million and costs for the voluntary workforce reduction of $0.9 million were partially offset by lower personnel costs.

         Other income and expense totaled $4.4 million in expense for the third quarter of fiscal 1999, an increase of $2.4 million over the same period a year ago. Significant factors contributing to this increase included interest charges on an excise tax settlement in Brazil. These were offset by improved earnings at the Company's NISCO joint venture and currency translation gains in Brazil. Year-to-date, the $4.8 million in expense represents a $1.3 million decrease from the same period last year. Approximately $4.2 million of this improvement is attributable to earnings at NISCO, the Company's joint venture with Nishikawa Rubber Company of Japan. The Company's share of NISCO's third quarter earnings totaled $0.6 million. The year-to-date profit at NISCO is $0.2 million, compared to a loss of $4.0 million a year ago. This improvement was offset by charges related to a settlement of an excise tax obligation in Brazil in the third quarter.

         The Company also experienced increased interest expense, as year-to-date costs have increased by $1.1 million due to increased borrowing levels in North America. The increased borrowing results largely from the Company's stock repurchase program and its acquisition of OEM/Miller.

         The Company's tax provision for the third quarter of fiscal year 1999 reflects a tax rate of 43.6%. This increase from the prior quarter is primarily attributable to the inability of the Company to recognize the income tax benefit related to its Brazilian net operating losses. The year-to-date effective tax provision reflects a rate of 40.0%. This is also the anticipated rate for the full year of fiscal 1999. The prior year's effective tax rate for the first nine months was 38.4% and 36.6% for the year.

(2)      FINANCIAL CONDITION

         Cash provided by operations for the first nine months of fiscal 1999 totaled $22.4 million. This represents a decrease from the same period in fiscal 1998 of $54.5 million. This decrease is the result of several factors, including a reduction in net income, a decline in sales levels and its related impact on accounts receivable and timing of payments with suppliers.

         Capital spending for the first nine months of fiscal 1999 totaled $52.8 million, an increase of $3.1 million over the same period last year. The Company now believes capital spending in fiscal 1999 will approach $75.0 million. This includes expenditures required at the Company's Mexican facility, which is ramping up to full production for the fall of 1999, as well as the start of its new plant in Poland. The Company has also invested $19.5 million for acquisitions in the first half of the current year and $2.6 million in its nonconsolidated affiliates.

         Cash generated from financing activities resulted in a net inflow of $61.4 million for the nine months of the fiscal year. The funds came primarily from borrowings under the Company's Revolving Credit Agreement and other short-term credit lines. These funds were used to fund an acquisition, reacquire shares of the Company's stock, provide for working capital, and pay dividends. At March 31, 1999, debt represented 43.1% of total capitalization compared with 28.8% at June 30, 1998.

         The Company has determined that the functional currency of its Brazilian and Mexican subsidiaries is the U.S. dollar. Accordingly, the results for these operations have been translated utilizing a remeasurement process prescribed by Statement of Financial Accounting Standard ("SFAS") No. 52. The criteria for determining highly inflationary status and the functional currency of an operation are detailed in SFAS No. 52. The Company will continue to translate its results using the remeasurement process until the criteria supporting an U.S. dollar functional currency are no longer met. Based on the Company's preliminary operating forecast for next year, it is anticipated that the criteria for remeasurement will no longer be met and that the functional currency for Brazil will be changed to the Real for fiscal year 2000. This change will result in unrealized gains and losses being recorded as a component of shareholders' equity.

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

         The Company provided an extensive description of its Year 2000 plans and progress to date as part of its Management Discussion and Analysis ("MD&A") in its Form 10-K for the fiscal year ended June 30, 1998, which was filed in September 1998. The Company continues to make progress on its plan in accordance with the timetable described in that MD&A. Based on this progress, management believes that a comprehensive contingency plan with respect to all of its information technology and production processes is not necessary at this time. However, as specific issues arise or fall slightly behind schedule, contingency plans are being developed to solve these particular areas. Examples of potential solutions include: stockpiling or re-sourcing of components and materials, manual work arounds or flexible staffing arrangements. The Company has not encountered any specific problems with any of its suppliers that would require development of a contingency plan, but is continuing to carefully monitor their compliance efforts, to determine whether any particular contingency plan is appropriate.

         The Company believes that its program to monitor the compliance of its suppliers with Year 2000 requirements will minimize the risks associated with noncompliance. Management believes that the cost of Year 2000 compliance for its information and production systems will not be material to its consolidated results of operations and financial position.

         Although the Company has made progress in identifying its Year 2000 problems, and does not currently believe that this issue is likely to pose a significant problem for it, there can be no absolute assurance that the Company and all of its vendors and suppliers will identify and remediate in a timely fashion all potential Year 2000 issues.

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

              None.

Item 5.       Other Information

              None.

Item 6.       Exhibits and Reports on Form 8-K

              (a)   Exhibits


              Exhibit No.
              Under Reg. S-K        Form 10-Q
                  Item 601          Exhibit No.              Description
                  --------          -----------         ------------------------
                    27                27                Financial Data Schedule

              (b)   Reports on Form 8-K

              None.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           THE STANDARD PRODUCTS COMPANY




       Dated:   May 14, 1999       by              /s/ Donald R. Sheley, Jr.
                                           -------------------------------------
                                                       Donald R. Sheley, Jr.
                                                     Vice President, Finance
                                                      Chief Financial Officer


                                                  /s/ Bernard J. Theisen
                                           -------------------------------------
                                                        Bernard J. Theisen
                                                       Corporate Controller
                                                   Principal Accounting Officer

                                 Exhibit Index
                                 -------------


Exhibit No.              Description
-----------              -----------
    27                   Financial Data Schedule