Form 10-K
period 1999-06-30
STANDARD PRODUCTS CO
filed 1999-09-03
CIK 93448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES AND EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 1999	Commission File Number: 1-2917

THE STANDARD PRODUCTS COMPANY

(Exact Name of Registrant as Specified in its Charter)

Ohio

(State or Other Jurisdiction of
Incorporation or Organization)
34-0549970
(IRS Employer
Identification No.)

2401 South Gulley Road

Dearborn, Michigan 48124
(Address of Principal Executive Offices)(Zip Code)

Registrant’s telephone number, including area code: (313) 561-1100

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

The aggregate market value of voting stock held by non-affiliates of the Registrant as of September 1, 1999 (based on the closing price of the Registrant’s Common Shares reported on the New York Stock Exchange Composite Tape on such date), was approximately $462.1 million.

The number of Common Shares, $1 par value outstanding as of September 1, 1999 was 16,088,048 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

Item 1.  Business

     General and Industry Segments

      The Standard Products Company (the “Company”) was incorporated in the State of Ohio in 1927. Since that time, we have manufactured many different products for various industries and customers. Currently, we produce highly engineered polymer-based products for a multitude of customers in several industries around the world.

      Over the years, we have grown internally and through acquisitions, joint ventures, and partnerships. Key acquisitions included our automotive plastics business in 1967; Standard Products Limited, our subsidiary in the U.K., in 1972; Oliver Rubber Company in 1977; Holm Industries, Inc., our plastic sealing business for appliances, in 1989; Standard Products Industriel, our subsidiary in France in 1993; and OEM/ Miller in 1998.

      Our internal growth in recent years is due largely to the need to support our automotive customers all over the world. This need has resulted in building new facilities in Plymouth, England in 1991, Varginha, Brazil in 1996, Aguascalientes, Mexico in 1997 and Bielsko-Biala, Poland in 1999.

      We have also built an important relationship with Nishikawa Rubber Company of Hiroshima, Japan. Dating from 1970, our two companies have formed an alliance that has given us technological strength and a broadened customer base. The alliance has resulted, among other things, in the formation in 1986 of an equal partnership in the United States known as Nishikawa Standard Company (“NISCO”), and more recently, in 1997, in a joint venture in Mexico, in which the Company has a 70% equity interest, and Nishikawa has a 30% interest.

      In November 1998, management changed the reporting structure of the Company to create bottom line-oriented strategic business units, organized by product, customers, and geographic location. Each business unit now operates in a more decentralized environment than had previously been the case. The performance, strategic objectives and funding needs for capital spending and acquisitions of each business unit are reviewed periodically with a senior management group consisting of the Vice Chairman and Chief Executive Officer, the President and Chief Operating Officer and the Vice President, Finance and Chief Financial Officer.

      For reporting purposes, the various strategic business units have been aggregated into four operating segments. The three principal segments are Engineered Rubber Products, Engineered Plastic Products and Tread Rubber. A fourth segment, Other, covers certain miscellaneous activities. Revenues for this segment are insignificant to the Company as a whole. Financial information concerning each of these segments for the years ended June 30, 1999, 1998 and 1997 is included in Note 14 of the Consolidated Financial Statements found on page F-24. This note also contains financial information by major customer and geographic area.

Engineered Rubber Products Segment

      Products. This segment manufactures sealing and noise and vibration control products for original equipment automotive manufacturers (“OEMs”), and sealing products for heavy-duty truck applications and the original equipment replacement market. Typical subcategories of these products include:

Dynamic door seals Hood to cowl seals Encapsulated glass seals Transmission mounts	Glass run channels Inner/ Outer belt seals Sunroof primary seals Body mounts	Cutline seals Lower sill seals Engine mounts Suspension mounts

      These products form the sealing and vibration control systems for vehicles. While each part has a specific purpose, as a group they act as a complete system. Designed to fill the gaps between a vehicle’s body and any openings, the complete sealing system minimizes wind noise and keeps out air, water, dust, noise and emissions, while enhancing a vehicle’s appearance. This segment’s engine and body mount products, which constitute a vehicle’s vibration control system, serve to reduce the harshness of the ride experienced by passengers.

      Markets and Customers. There is a worldwide market for this segment’s products. The Company currently operates manufacturing facilities in the United States, England, Wales, France, Poland, Canada, Mexico and Brazil. This segment is highly dependent on the success of its OEM customers and on three customers in particular, Ford Motor Company, DaimlerChrysler AG and General Motors Corporation. The loss of one or more of these customers would likely have a material adverse effect on the financial results of the Company. The segment has other large customers, including Fiat and Renault. As we continue to expand our global position, we have reduced our dependence on a small number of customers. However, as the automotive OEM industry continues to consolidate, the likelihood of significantly broadening our customer base will be small.

      The economic climate in which this segment operates varies from country to country. While it is difficult to predict the future economic prosperity of a country or region, it is generally true that the level of auto production of a particular region correlates closely to the strength of the economy in that region. Currently, North America is in a prolonged steady economic growth pattern, which has led to very strong vehicle production. On the other hand, Brazil continues to struggle with recession, currency devaluation, high unemployment and weakened demand for vehicles. Europe falls somewhere in the middle of these scenarios. In addition to the impact of a strong economy on overall vehicle production, this segment’s results are also dependent upon the strength of the particular vehicle platforms for which it supplies systems.

      The increased globalization of the automotive industry is another factor that plays an important role in the financial success of this segment. While we view our extensive worldwide presence as a major asset in attracting new business and retaining existing customers, such a global presence requires the creation and financing of a significant buildup of capacity around the world, which can be expensive. Increased customer concentration resulting from globalization has also increased the pressures for continued price concessions.

      Sales and Distribution. Most of the parts and systems manufactured by this segment are sold as original equipment on cars and light trucks. Therefore, proximity to vehicle assembly plants can play a very important role in determining the location for supplier plants. This segment does not have a backlog of orders at any point in time. Instead, sales are based on purchase orders issued annually by OEMs for each part that we produce. The purchase orders are for all or a percentage of the customer’s estimated requirements and are binding, subject to annual vehicle production levels. Throughout the year, customers issue releases against those purchase orders, specifying quantities of the parts required. A similar purchase order system is used for prototype and production tooling. Recently, however, customers have been including the cost of tooling (prototype and production) in the production part price noted on purchase orders. We maintain sales and engineering staffs to work closely with the purchasing and engineering groups of our customers. These groups are responsible for the development of the various products we sell to our customers.

      While this segment’s business is not seasonal in the traditional sense, July, August and December are generally lower volume months. Customers typically perform model changeovers and have plant shutdowns during July, European operations are closed for vacations in August and assembly plants are usually closed for a period from shortly before Christmas until after New Year’s Day.

      This segment has used internally owned distribution centers throughout the United States to serve as shippers for its products to customers. Recently, we have begun to ship directly from our manufacturing facilities. It is expected that this trend will continue in the future. At this time, however, there has been no change in the number of distribution centers owned and operated by the Company.

      Competition. Each product line of this segment’s business is highly competitive. Although no single firm competes with the Company in all aspects of this business, major competitors in North America include Gencorp, Inc., Invensys (formerly BTR), Harvard Industries’ Kingston-Warren subsidiary, Cooper Tire & Rubber Company, and more recently, Draftex GmbH (Draftex), a subsidiary of London-based Laird Group Plc, which has built a large plant in the United States. In its international markets, the Company also competes with several manufacturers in Europe and South America which are large and have substantial resources. They include Draftex, Hutchinson, S.A., a subsidiary of Totalfina S.A., a large French petroleum company, and Invensys. There can be no assurance that competitors will not be able to take actions, including developing new technology or products, or offering prolonged reduced pricing, which could adversely affect the

Company. The Company’s customers are also continuing to take steps to reduce their supply bases, and there can be no assurance that the Company will continue to be a supplier to all of its present customers.

      The Company believes that it is one of the leading manufacturers of rubber window and door sealing products for the worldwide automotive industry. The noise and vibration control business remains a very fragmented business worldwide, and the Company believes it is among the ten largest competitors for these products.

      Although each customer may emphasize a different component as its primary criteria, the automotive industry has historically evaluated its suppliers in three areas of customer service: quality, cost and time. Time in this sense relates to on-time delivery, time to bring new products to market and manufacturing cycle time. The Company also believes that engineering and design capabilities now play a greater role in the competitive process. Management believes the Company’s investment in engineering and design capabilities is a requirement to obtaining future business. The Company has historically met its customers’ requirements in these areas.

     Raw Materials

      The principal materials used by this segment are synthetic rubber, rubber chemicals, carbon black, flock fibers, adhesives, coil steel and aluminum and coating materials. The majority of these materials are purchased on the open market from domestic suppliers. In some locations, principally Brazil, Mexico and Poland, local suppliers that can meet the quality and delivery standards required to be a supplier to the Company may not be available. In those instances, materials may be imported until qualified suppliers can be found. While the worldwide supply of certain products (carbon black and EPDM (Ethylene Propylene Diene Monomer)) has been tight at various times during the past year, we believe that adequate supplies of raw materials will continue to be available from qualified sources.

     Working Capital

      The Engineered Rubber Products segment typically maintains a strong working capital position that provides adequate cash flow. Accounts receivable are promptly paid and inventories turn over rapidly. The Company entered into an agreement in 1995 to sell $50,000,000 of accounts receivable (See Note 3 to the Consolidated Financial Statements found on page F-18). During fiscal 1998, this agreement was extended until November 1, 2000. The Company maintains sufficient credit under borrowing arrangements to meet the Company’s cash requirements.

Engineered Plastic Products Segment

      Products. The Engineered Plastic Products segment manufactures various products for the automotive, appliance and construction industries. The common component of all of the products is that they are made from plastic resin. These products are used on refrigerators, garage doors, dishwashers, washing machines, air conditioners, automobiles and window and door openings in the construction industry. Typical products include:

Magnetic gaskets Flexible profiles Automotive cladding	Compression gaskets Door/ Window weatherstrip Corrugated plastic tubing	Rigid profiles Automotive trim

      These products form, among other things, protection systems for door panels of automobiles, sealing systems for refrigerators and dishwashers, drain hoses for washing machines, protective systems for electrical wiring, and sealing systems for houses and offices.

      Markets and Customers. Customers for this segment include appliance manufacturers such as General Electric, Whirlpool and Frigidaire; auto manufacturers such as General Motors, Ford and DaimlerChrysler; and home products manufacturers such as The Stanley Works. While there is a worldwide market for these products, the Company has manufacturing facilities only in the United States, Mexico and India. It does not participate in the European market for these products. The automotive products produced by this segment are sold only in the United States.

      Sales and Distribution. Products manufactured by this segment are sold as original equipment on automobiles, refrigerators, freezers, washing machines, dishwashers and homes. Proximity to automotive and appliance assembly plants is important to customers of this segment. Currently, this is primarily a North American business. Distance from assembly plants is especially important to the appliance portion of this business, due to the difficulty in shipping thin-walled gaskets without damage or excessive cost. International expansion would most likely require the building of a facility or the acquisition of a company. This segment does not have a backlog of orders at any point in time. It operates in the same manner as the Engineered Rubber Products segment in this regard. Tooling costs in the automotive side of this segment can be large, but are generally reimbursed by customers in the form of either lump sum payments or inclusion in the piece price. The automotive products of this segment are affected by the same seasonality as is described for the products of the Engineered Rubber Products segment. The appliance portion of this segment is not affected by seasonality.

      Competition. This segment is the largest supplier of extruded plastic gaskets and profiles to the North American refrigeration and freezer market. It is also a major supplier to the North American automotive industry. Principal competitors include: Ilpea S.p.A., Decoma, a subsidiary of Magna International, Guardian Industries, Textron and Rehau. Ilpea is an Italian company that until this year produced gaskets primarily for the European refrigerator market, where it has a strong market presence, and did not have operations in the United States. In 1998, however, Ilpea purchased Gencorp’s gasket business in the United States and now competes in the U.S. market.

      Competition in this segment depends upon being the low cost producer. While many of the parts produced by this segment have significant operating and/or cosmetic features that are integral to the performance of the end product, the relative cost of these components is small compared to the total cost of a refrigerator or automobile. In addition, advancement in materials can quickly render current product offerings obsolete.

     Raw Materials

      The principal materials used by this segment are PVC (polyvinyl chloride), TPU (thermal plastic urethane), TPE (thermal plastic elastomer), magnetic strip, and various paints and coatings. In recent years there has been a proliferation of engineered polymers. Currently, supply for some of these materials is outstripping demand, resulting in excellent buying opportunities for this segment. Magnetic strip is the only major raw material for which there are a limited number of qualified suppliers. We believe that adequate supplies of raw materials will continue to be available from qualified sources.

     Working Capital

      The Engineered Plastic Products segment typically maintains a strong working capital position. Inventories turn regularly and accounts receivable are with major corporations with strong credit histories. This segment also participates in the Company’s agreement to sell receivables (See Note 3 to the Consolidated Financial Statements found on page F-18). The Company maintains sufficient credit under borrowing arrangements to meet any cash requirements that cannot be met by the segment’s own cash flow.

Tread Rubber Segment

      Products. The Company’s wholly owned subsidiary, Oliver Rubber Company (“Oliver”), manufactures and markets precure and moldcure tread rubber, bonding gum, cement, repair materials and equipment for the tire retreading industry. Oliver also supplies custom mixed rubber to the Company for use by its Engineered Rubber Products segment and to NISCO for the manufacture of door seals for automotive original equipment. Oliver also custom mixes rubber compounds for selected customers throughout the United States.

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

      Markets. Oliver serves the trucking industry in North America through a licensed dealer network for precure retreading and through dealers who sell retreaded tires using the moldcure processes. Oliver also serves markets in other areas of the world, such as Central America and the Middle East, through export sales. Truck mileage, and therefore demand for tread rubber, correlates with general economic conditions of the market served. Oliver also supplies moldcure tread rubber for off-the-road construction equipment.

      Sales and Distribution. In North America, tread rubber products are marketed by Oliver’s sales force to retread dealers, some of which are licensed by Oliver. Licensed dealers use Oliver’s patented precure system and market tread rubber under the name Tuff-Cure. This segment does not have a backlog of orders at any point in time. This segment is also not significantly affected by seasonality.

      Competition. The tread rubber industry is very competitive, with more than ten suppliers, of which at least three are significant. Competition is based upon the price and quality of the products and services supplied. While exact market share information is not available, it is estimated that based on pounds shipped, the largest supplier of precure tread rubber is Bandag, Incorporated. Unlike Bandag, Oliver sells both precure and moldcure tread rubber. Management believes Oliver is currently one of the largest suppliers of moldcure rubber in North America and is the second largest supplier of tread rubber. Other significant competitors include Goodyear Tire and Rubber Company and Michelin North America, Inc.

     Raw Materials

      The principal materials used by this segment include synthetic rubber, rubber chemicals, natural rubber, cement, and bonding gum. The Company believes that there are adequate supplies of raw materials available from reliable sources to support the operations of this segment.

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

Engineering and Development

      Although the Company operates in mature industries, it continues to spend significant amounts for engineering and development of new products, processes and applications. These amounts are disclosed in the Consolidated Statements of Income found on page F-11 included herein. Product development is an essential part of the market strength of the Company. The Company’s sales and product development personnel work directly with the engineering and styling departments of its major customers in the development of new products. In recent years, the Company’s involvement with its automotive customers has begun at the earlier model design stage, and the Company has assumed an increasing share of engineering and design capability and responsibility. The Company’s main sales and product development group is located in Dearborn, Michigan, close to the purchasing and engineering groups of its largest customers. The Company also has significant product development facilities at Stratford, Ontario, Huntingdon, England and Bezons, France.

Patents and Licenses

      The Company holds numerous patents covering various manufacturing processes and products for each of its operating segments. We have licensed certain of the patents. We also have a license agreement with Nishikawa for sales, marketing and engineering services on certain products sold by the Company. Under this agreement, the Company pays a royalty to Nishikawa on certain products it sells. While we consider some of our patents and licenses to be important in certain aspects of our business, we do not believe that the loss or expiration of any particular patent or license would have an adverse effect on any segment of our business. The Company actively pursues the application for patents on new products and processes.

Employees

      As of June 30, 1999, the Company employed the following number of people by segment:

Engineered Rubber Products	7,016
Engineered Plastic Products	1,854
Tread Rubber	896
Other	339

Total	10,105

      Approximately 7,800 of these employees are hourly employees. Employee relations at the Company’s plants generally have been good. Approximately 45% of the Company’s employees were represented by labor unions as of June 30, 1999.

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

      The Company was designated as a potentially responsible party in connection with several disposal sites. Settlements with payment of an immaterial amount have been obtained for all sites, except for sites located in Zionsville, Indiana, Kansas City, Kansas, Jamestown, North Carolina, Toledo, Ohio and Richmond, California. The Company was an insignificant contributor at these sites and believes that these matters will be resolved without a material adverse affect on liquidity, capital resources or the consolidated financial condition of the Company.

      The Company was notified by the State of New York that the property occupied by its Schenectady plant, which ceased operations in 1997, is being investigated concerning possible contamination resulting from the operations of the previous property owner. In 1998, the Company entered into an agreement with the New York State Department of Environmental Conservation (NYSDEC) to conduct further investigations and, if necessary, remedial activities at the site. The Company has met the obligations of its agreement with the NYSDEC and has identified a source of contamination that apparently existed prior to the Company owning the property. The Company has now taken steps which have resolved this matter at minimal cost.

      The Company has certain ongoing environmental activities at a divested facility in Port Clinton, Ohio. The Company ceased manufacturing at the site in 1992 and most buildings have been demolished. As part of its closure activities the Company has investigated the soil and groundwater on the property for purposes of determining compliance with applicable environmental standards. The Company has identified the presence of certain materials related to its manufacturing operations and is presently seeking the acknowledgement of the State of Ohio under Ohio’s Voluntary Action Program that applicable commercial standards have been met with respect to the cleanup of the site. The Company anticipates some negotiation with the current owner of the

Port Clinton facility on the scope of the submission to the State. The Company does not anticipate that the remaining expenditures to meet applicable standards will be material.

      Where appropriate, the Company has accrued for the above mentioned items. See Note 1 of the Consolidated Financial Statements “Environmental Compliance and Remediation” found on page F-17. Management believes, on the basis of presently available information, that resolution of these matters will not materially affect liquidity, capital resources or the consolidated financial condition of the Company.

Foreign Operations

      The Company conducts its operations through several different legal entities throughout the world. The most significant changes made to this structure in the last five years have been the formation of Standard Products Industria E Comercio Ltda in Brazil; the formation of Standard Products de Mexico S.A. de C.V. and the subsequent 30% investment in this entity by Nishikawa; the formation of Standard Products Polska sp. z o.o. in Poland; and increased ownership to 100% of Admiral Heintz, Inc. in the United States and 51% of Holm KK Extrusions Pvt. Ltd. in India. Both of these entities are now consolidated in the Standard Products group.

      The Company also has minority equity interests in and licensing arrangements with firms in Japan, Korea, Mexico and other countries throughout the world.

      The Company’s United States export sales in the aggregate for the fiscal years ended June 30, 1999, 1998 and 1997, were $94,133,000, $99,889,000 and $111,017,000, respectively, of which a substantial portion is represented by sales to automotive OEMs in Canada.

      Our experience has been that our foreign businesses in Canada and Western Europe do not present materially different risks or problems from those encountered in our United States businesses. Those risks generally involve meeting customers’ expectations as to the timely delivery of parts which meet their specifications. The automotive business is directly affected by the annual new vehicle production of its customers, which is generally the by-product of the economic conditions in the countries in which our customers market their vehicles, and the popularity of the vehicles made by our customers versus those made by other OEMs.

      The Company expects that the risks of conducting business in the Brazilian, Mexican and Polish automotive original equipment markets will be greater than the North American and Western European automotive markets. The Company must deal with several new issues, including but not limited to, more stringent governmental regulation, currency instability, potential high interest and inflation rates, and the general economic instability associated with emerging markets.

Item 2. Properties

      The Company operates the following properties for the Engineered Rubber Products segment:

	Land	Plant
Location	(Acreage)	(Square Feet)

Aguascalientes, Mexico	15.9	76,000

Auburn Hills, Michigan (1)	5.9	11,000

Baclair, France (1)	4.2	206,000

Bezons, France	4.3	140,000

Bielsko-Biala, Poland	2.8	56,000

Charlotte, North Carolina (1)	—	19,000

Dreux, France	—	40,000

Fairfield, South Carolina (1)	4.0	13,000

Gaylord, Michigan	92.6	93,000

Georgetown, Ontario, Canada	5.7	89,000

Goldsboro, North Carolina	37.6	374,000

Griffin, Georgia	17.5	192,000

Huntingdon, England	11.1	120,000

Itaquaquecetuba, Brazil (2)	11.9	52,000

Kittanning, Pennsylvania	6.1	84,000

Lillebonne, France	9.1	100,000

Maesteg, Wales	8.0	120,000

Mitchell, Ontario, Canada	30.0	165,000

Plymouth, England	9.0	124,000

Rocky Mount, North Carolina	24.2	222,000

Stratford, Ontario, Canada	52.2	434,000

Stratford, Ontario, Canada (1)	4.0	35,000

Varginha, Brazil	91.4	261,000

Vitre, France	116.4	237,000

      The Company operates the following properties for the Engineered Plastic Products segment:

	Land	Plant
Location	(Acreage)	(Square Feet)

Aurora, Ohio	7.0	106,000

Bombay, India (1)	0.9	6,000

Cleveland, Ohio	12.0	157,000

Ft. Smith, Arkansas (1)	4.0	20,000

Greenville, Michigan	1.0	10,000

Hartselle, Alabama (1)	5.0	72,000

New Ulm, Minnesota	3.5	57,000

New Ulm, Minnesota (1)	40.0	29,000

Ranjangaon, India	1.2	15,000

Scottsburg, Indiana	11.0	207,000

Scottsburg, Indiana (1)	8.5	102,000

Spartanburg, South Carolina	30.1	85,000

St. Charles, Illinois (1)	4.0	96,000

Tijuana, Mexico (1)	—	16,000

Winnsboro, South Carolina	26.4	188,000

      The Company operates the following properties for the Tread Rubber segment:

	Land	Plant
Location	(Acreage)	(Square Feet)

Asheboro, North Carolina	16.4	171,000

Asheboro, North Carolina (1)	2.0	21,000

Athens, Georgia	32.0	127,000

Athens, Georgia (1)	5.8	68,000

Charlotte, North Carolina (1)	2.0	74,000

Dallas, Texas	4.7	102,000

Export, Pennsylvania	2.0	41,000

Oakland, California	—	25,000

Paris, Texas	30.0	30,000

Paris, Texas (1)	0.5	10,000

Salisbury, North Carolina	11.4	141,000

Salt Lake City, Utah	—	24,000

Wadsworth, Ohio	2.0	26,000

      The Company operates the following properties that are included in the segment titled Other:

	Land	Plant
Location	(Acreage)	(Square Feet)

Dearborn, Michigan (Offices) (1)	0.9	40,000

Dearborn, Michigan (Warehouse and Offices)	13.9	368,000

(1)	Leased from third parties. Except for Baclair, France, the leases are short to medium term operating leases, some of which have options to renew for additional periods. Rental rates are competitive for the market in which the property is located. The Company believes that all of these leased facilities could be replaced for comparable terms. The Baclair, France facility is leased under a 38 year lease that will end with the automatic assumption of ownership by the Company.

(2)  Land and buildings held for sale.

      The Company believes that all of its properties, machinery and equipment are in good operating condition and suitable and adequate for the business of the Company as presently conducted. The use of the Company’s Engineered Rubber Products facilities varies with the production of passenger cars and light trucks in various countries. The use of the Tread Rubber facilities varies with demand for tread rubber product. Capacities of each facility are adequate to meet current demands. The Company believes capacity is presently adequate to meet the demands of each segment’s business.

Item 3.  Legal Proceedings

      The Company was not a party to any pending legal proceedings other than ordinary routine litigation incidental to its business.

Item 4.  Submission of Matters to a Vote of Security Holders

      None.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Shareholder Matters

      On September 1, 1999, the Company had 16,088,048 shares of its Common Shares $1 par value outstanding, which were owned by 845 shareholders of record.

      During 1999 and 1998, the Company paid quarterly cash dividends on its Common Shares of $0.71 and $0.68 per share, respectively. Information concerning long-term debt, including restrictions and provisions relating to distributions and cash dividends on the Company’s Common Shares, appears on Note 7 of the Consolidated Financial Statements on page F-19 of this report.

      The Company’s Common Shares are traded on the New York Stock Exchange under the symbol SPD. Market data is shown in the following table:

	1999		1998

Fiscal Quarter	High	Low	High	Low

1st	$30.00	$17.00	$27.50	$25.13

2nd	$20.44	$14.25	$31.00	$24.44

3rd	$21.44	$14.69	$33.56	$25.56

4th	$29.00	$16.38	$35.88	$27.75

Item 6.  Selected Financial Data

      The information required by this Item is on page F-1 included herein.

Item 7.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

      The information required by this Item is on pages F-2 through F-9 included herein.

Item 7a.  Quantitative and Qualitative Disclosures about Market Risk

      The information required by this item is found in Note 8 of the Consolidated Financial Statements which appears on page F-19 included herein.

Item 8.  Financial Statements and Supplementary Data

      Financial statements and supplementary data are as set forth in the “Index to Consolidated Financial Statements, Supporting Schedules and Supplemental Data” on page 38 included herein.

Item 9.  Disagreements on Accounting and Financial Disclosure

      None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

      The Executive Officers of the Company are elected annually to serve for one-year terms or until their successors are elected and qualified. The Executive Officers listed below were last elected on October 20, 1998, except for Mr. Burnside, who was elected on December 8, 1998 and Mr. Batey, who was elected on June 29, 1999. The business experience, principal occupations and employment during the last five years of the individuals holding the office are indicated in the table below.

			Served In
			Present
			Office
Name	Age	Position with Registrant	Since

Brian J. Batey	53	Vice President and President, Standard Products, Europe Formerly, Mr. Batey was Group Vice President Italy, Eastern Europe and Fiat Division, Lear Corporation from 1996 and Vice President and General Manager, Europe, Asia and Pacific for Rockwell Automotive from 1978 to 1996.	1999

John C. Brandmahl	60	Vice President — Human Resources	1991

Franklin T. Burnside	42	Vice President and President, North American Sealing Systems Formerly, Mr. Burnside was President and General Manager of Standard Products Canada Ltd. from 1994.	1998

Larry J. Enders	57	Vice President and President, Oliver Rubber Company	1993

Richard N. Jacobson	49	General Counsel and Secretary Formerly, Mr. Jacobson was Senior Corporate Counsel for The B. F. Goodrich Company from 1987.	1997

James F. Keys	45	Executive Vice President, Research and Advanced Technology Formerly, Mr. Keys was Executive Vice President, International Operations from 1996 to 1998 and Managing Director, Standard Products Limited from 1991 to 1996.	1998

George E. Kranz	57	Vice President — Purchasing and Supply Worldwide Formerly, Mr. Kranz was Director, Global Supply Management for Kelsey-Hayes Company from 1990.	1996

Stephan J. Mack	62	Vice President and President, Holm Industries, Inc. Formerly, Mr. Mack was President, Holm Industries, Inc.	1998

John H. Marshall	58	Vice President — Business Development and Marketing Formerly, Mr. Marshall was President and Chief Executive Officer — Thermal Components Group for Insilco Corporation from 1992.	1998

			Served In
			Present
			Office
Name	Age	Position with Registrant	Since

Ted M. McQuade	45	Executive Vice President, Program Management. Formerly, Mr. McQuade was Executive Vice President — North American Automotive Operations from 1995 to 1998, and Manager of Production Support and Global Integration, Appliance Business, General Electric Company from 1990.	1998

Gerard Mesnel	60	Executive Vice President — Advanced Technology Worldwide Formerly, Mr. Mesnel was President/ Consultant, GSF Cie. since 1990.	1995

Charles F. Nagy	47	Treasurer	1992

James S. Reid, Jr.	73	Chairman of the Board of Directors Mr. Reid resigned from his position as Chief Executive Officer, which he had held since 1962, effective July 24, 1997.	1981

Ronald L. Roudebush	52	Vice Chairman and Chief Executive Officer Formerly, Mr. Roudebush was part owner and an officer of Milford Dodge, Inc. from 1995.	1997

Donald R. Sheley, Jr.	57	Vice President, Finance and Chief Financial Officer Formerly, Mr. Sheley was Vice President and Corporate Controller, Cooper Industries, Inc. from 1988.	1995

Bernard J. Theisen	40	Corporate Controller and Assistant Secretary Formerly, Mr. Theisen was Corporate Controller for Hayes Wheels International, Inc. from 1993.	1995

Theodore K. Zampetis	54	President and Chief Operating Officer	1991

      In accordance with the Company’s Amended Code of Regulations, the Board of Directors has fixed the number of directors at fourteen, divided into two classes of five and one class of four.

      The following information is furnished with respect to each director.

			Period
			of Service	Expiration
Name	Age	Principal Occupation	as a Director	of Term

John D. Drinko	78	Attorney-at-Law, Baker & Hostetler LLP, Cleveland, Ohio (law firm)	1957-1958 1967-1968 1969 to date	1999

Curtis E. Moll	60	Chairman and Chief Executive Officer, MTD Products, Inc. (manufacturer of outdoor power equipment and of tools, dies and stampings for the automotive industry)	1991 to date	1999

Malcolm R. Myers	63	Chairman, Cloyes Gear & Products, Inc. (manufacturer of automotive timing components)	1984 to date	1999

			Period
			of Service	Expiration
Name	Age	Principal Occupation	as a Director	of Term

Theodore K. Zampetis	54	President and Chief Operating Officer of the Company	1991 to date	1999

John Doddridge	59	Chairman and Chief Executive Officer, Intermet Corporation (manufacturer of precision ductile and gray iron castings for the automotive and truck industries)	1995 to date	2001

Leigh H. Perkins	71	Chairman, The Orvis Company, Inc. (manufacturer and distributor of fishing tackle and sporting goods)	1969 to date	2001

Alfred M. Rankin, Jr.	57	Chairman, President and Chief Executive Officer, NACCO Industries, Inc. (holding company with operations in mining, manufacturing of small electrical appliances and of forklift trucks and service parts)	1989 to date	2001

John D. Sigel	46	Attorney-at-Law, Hale and Dorr, Boston, Massachusetts	1991 to date	2001

W. Hayden Thompson	72	Chairman and Chief Executive Officer, Solarflo Corporation (manufacturer of gas and electric heating equipment)	1982 to date	2001

James C. Baillie	61	Partner, Tory Tory DesLauriers & Binnington, Barristers & Solicitors, Toronto, Canada	1994 to date	2000

Edward B. Brandon	67	Retired Chairman, President and Chief Executive Officer, National City Corporation (bank holding company)	1976 to date	2000

James S. Reid, Jr.	73	Chairman of the Company	1959 to date	2000

Alan E. Riedel	69	Retired Vice Chairman, Cooper Industries, Inc. (worldwide diversified manufacturer of electrical products, electric power equipment, tools and hardware, and of automotive products)	1976 to date	2000

Ronald L. Roudebush	52	Vice Chairman and Chief Executive Officer of the Company	1997 to date	2000

      Each of the above directors has had the principal occupation indicated for at least five years, except Messrs. Doddridge, Brandon and Roudebush. Mr. Doddridge served as Vice Chairman and Chief Executive Officer of Magna International, Inc. from November 1992 to November 1994. Mr. Brandon served as Chairman, President, and Chief Executive Officer of National City Corporation until on September 30, 1995. Mr. Roudebush was part owner and an officer of Milford Dodge, Inc. in Milford, Ohio, an automobile dealership, from August 1995 through May 1997. Prior to that, he had been employed from 1991 though November 1994 as President, Rockwell Automotive, the operating unit of Rockwell International Corporation that included all of Rockwell’s worldwide automotive business.

      Mr. Brandon is a director of RPM, Inc. Mr. Doddridge is a director of Detroit Diesel Corporation. Mr. Moll is a director of Shiloh Industries, Inc. and Sherwin-Williams Company. Mr. Rankin is a director of The B.F. Goodrich Company and The Vanguard Group. Mr. Riedel is a director of Belden Inc., Factory Mutual International, Inc. and Gardner Denver, Inc., of which he is the former Chairman. Mr. Roudebush is a director of Simpson Industries, Inc. Mr. Zampetis is a director of Shiloh Industries, Inc.

      During the fiscal year ended June 30, 1999, the Board of Directors held 10 meetings and appointed an Audit Committee, a Finance Committee and a Compensation Committee. The Board of Directors does not have a Nominating Committee. With the exception of Messrs. Perkins and Myers, each member of the Board of Directors attended at least 75% of the meetings of the Board of Directors and of the committees on which he served.

      The Audit Committee of the Board of Directors of the Company, of which Mr. Brandon is Chairman and Messrs. Baillie, Doddridge, Moll, Myers, Rankin, Sigel and Thompson are members, held three meetings and consulted informally on other occasions during the last fiscal year. The Audit Committee recommends annually to the Board of Directors the independent public accountants for the Company, reviews with the independent public accountants the arrangements for and scope of the audits to be conducted by them and the results of those audits, and reviews various financial and accounting matters affecting the Company.

      The Compensation Committee of the Board of Directors of the Company, of which Mr. Riedel is Chairman and Messrs. Brandon, Moll, Myers and Perkins are members, held five meetings and consulted informally on other occasions during the last fiscal year. The Compensation Committee periodically reviews and determines the compensation, including fringe benefits and incentive compensation, of officers and management personnel of the Company and administers the Company’s restricted stock plan and stock option plans. The Compensation Committee also determines the officers and key employees of the Company who participate in the plans and the stock options and restricted stock awards to be granted. In addition, the Compensation Committee established stock ownership guidelines for executive officers and directors of the Company.

      The Finance Committee, of which Mr. Drinko is Chairman, Mr. Thompson is Vice Chairman, and Messrs. Perkins, Reid, Riedel, Roudebush, and Zampetis are members, held two meetings and consulted informally during the last fiscal year. The Finance Committee administers the investments of the Company’s retirement funds and renders advice and counsel to management on financial matters affecting the Company.

      Director’s Compensation. Each director who is not an officer of the Company or a subsidiary of the Company is compensated at the rate of $23,000 per year. Each director also receives $1,000 for attendance at each meeting of the Board of Directors and for each meeting of any committee not held in conjunction with a meeting of the Board of Directors. Committee Chairmen receive an additional $1,000 per year.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers, and owners of more than 10% of the Company’s Common Shares, to file with the Securities and Exchange Commission (the “SEC”) and the New York Stock Exchange initial reports of ownership and reports of changes in ownership of Common Shares and other equity securities of the Company. Executive officers, directors and owners of more than 10% of the Common Shares are required by SEC regulations to furnish the Company with copies of all forms they file pursuant to Section 16(a).

      To the Company’s knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended June 30, 1999, all Section 16(a) filing requirements applicable to its executive officers, directors and greater-than-10% beneficial owners have been met, except that Mr. Sigel failed to file a Form 5 with respect to an acquisition by gift of Common Shares in February 1999. A corrective Form 5 is being prepared and will be filed in September 1999.

Item 11.  Executive Compensation

      The following information is set forth with respect to the Company’s Chief Executive Officer and the Company’s four other most highly compensated executive officers for fiscal year 1999.

Summary Compensation Table

					Long-Term
					Compensation

		Annual Compensation			AWARDS

				Other Annual	Restricted		All Other
Name and	Fiscal	Salary	Bonus	Compensation	Stock	Stock	Compensation
Principal Position	Year	($)	($)(1)	($)(2)	Award(s)(3)	Options(#)(4)	($)(5)

Ronald L. Roudebush	1999	518,751	158,660	—	—	—	$17,268
Vice Chairman and	1998	500,000	232,727	—	(7)	200,000	11,566
Chief Executive Officer(6)	1997	—	—	—	—	—	—

Theodore K. Zampetis	1999	450,000	137,633			—	3,816
President and Chief	1998	440,000	204,000	—	(8)	—	3,480
Operating Officer	1997	440,000	220,000	—	—	—	3,454

James F. Keys	1999	313,500	95,884	—	—	1,615	3,456
Executive Vice	1998	313,500	145,920	—	(9)	3,000	3,120
President — International	1997	289,750	144,875	—	—	5,000	3,094

Stephan J. Mack	1999	254,034	97,425	—	—	1,590	8,529
Vice President and President,	1998	243,980	122,944	—	—	3,000	7,659
Holm Industries, Inc.	1997	236,256	94,502	—	—	4,000	3,115

Donald R. Sheley, Jr.	1999	261,394	79,947	—	—	1,735	8,847
Vice President, Finance and	1998	248,775	115,794	—	—	6,000	8,636
Chief Financial Officer	1997	238,125	119,063	—	—	10,000	360

(1)	Amounts shown represent bonuses earned pursuant to the Company’s Officers Incentive Compensation Plan.

(2)	Total perquisites and other personal benefits for each of the named executive officers do not exceed the threshold amounts specified in the regulations promulgated by the Securities and Exchange Commission.

(3)	Under the Agreement and Plan of Merger by and among the Company, CTB Acquisition Company and Cooper Tire & Rubber Company (the “Merger Agreement”), the Company will use its commercially reasonable best efforts to cause the restricted stock agreements between the Company and Messrs. Roudebush, Zampetis, and Keys to be amended so that immediately prior to the effective time of the merger, each share of restricted stock earned by each such executive, which has been earned but has not yet vested, and each share of restricted stock awarded to such executives which has not yet been earned, and could be earned at a subsequent time, will be converted to cash at $36.50 per share, a lump sum cash payment shall be made to each executive, and the underlying award will be cancelled.

(4)	Under the Merger Agreement, the Company will use its commercially reasonable best efforts to cause each agreement relating to an outstanding stock option granted to any employee to be amended so that immediately prior to the effective time of the merger, each holder of a stock option will receive a cash payment equal to the difference between the exercise price of the option and $36.50, whether or not the option is vested, and the underlying option will be cancelled.

(5)	Amounts shown include the Company’s contributions on behalf of Mr. Roudebush and each other named executive officer under the Individual Retirement and Investment Trust Plan, in the amount of $3,456 for fiscal 1999 for Mr. Roudebush and each other named executive officer. Amounts shown also include the Company’s contributions on behalf of Messrs. Roudebush, Zampetis and Sheley under the Employee Stock Purchase Plan in the amount of $360 each for fiscal 1999. Amounts shown also include the following Company contributions on behalf of Messrs. Roudebush, Mack, and Sheley under the Supplemental 401(k) Plan: Mr. Roudebush, $13,452; Mr. Mack, $5,073; and Mr. Sheley, $5,031.

(6)	Mr. Roudebush commenced employment with the Company on July 1, 1997, and became its Chief Executive Officer on July 24, 1997.

(7)	Mr. Roudebush was awarded 50,000 restricted Common Shares upon joining the Company. Pursuant to an amendment to Mr. Roudebush’s restricted stock agreement, effective beginning in fiscal year 1999, made in connection with changes to the Company’s Officers Incentive Compensation Plan, up to 18,750 of the awarded Common Shares can be earned in each of fiscal years 1999, 2000, and 2001, based upon the percentage of bonus earned during each such fiscal year, but in no event can the aggregate number of shares earned over that three-year period exceed 37,500. Awarded Common Shares earned by Mr. Roudebush are subject to forfeiture until the end of the third fiscal year following the fiscal year in which such awarded Common Shares are earned, except that in the event of a “change in control” of the Company, as defined in the restricted stock plan pursuant to which the restricted Common Shares were awarded to Mr. Roudebush, all restricted Common Shares awarded to Mr. Roudebush will immediately vest. In the event of Mr. Roudebush’s death, all earned but unvested awarded Common Shares and one-half of awarded but unearned Common Shares will vest in his designated beneficiary. Mr. Roudebush earned 11,636 of the awarded Common Shares in fiscal year 1998 and 7,646 in fiscal year 1999. Those shares will vest on the last day of fiscal year 2002. Based on the last reported sale price of the Company’s Common Shares on the New York Stock Exchange on June 30, 1999, the Common Shares earned by Mr. Roudebush in fiscal years 1998 and 1999 had a fair market value of $494,101. Dividends are paid only with respect to the awarded Common Shares that have been earned. (See footnote 3 above for a description of the impact of the Company’s proposed merger with Cooper Tire & Rubber Company on the restricted stock awarded to Mr. Roudebush.)

(8)	Mr. Zampetis was awarded 125,000 restricted Common Shares (adjusted to reflect a 5-for-4 stock split of the Company’s Common Shares effected in the form of a stock dividend paid on June 3, 1993 to shareholders of record on May 20, 1993) in fiscal 1992. Under the terms of the award, up to 12,500 of the awarded Common Shares may be earned in each of ten consecutive fiscal years beginning in fiscal 1992, based on the percentage of bonus earned during such fiscal year. Pursuant to an amendment to Mr. Zampetis’ restricted stock agreement effective beginning in fiscal year 1999 made in connection with the changes to the Company’s Officers Incentive Compensation Plan, Mr. Zampetis can earn up to 18,750 of the awarded Common Shares in each of fiscal years 1999, 2000, and 2001, based upon the percentage of bonus earned during each such fiscal year, but in no event can the aggregate number of shares earned over that three-year period exceed 37,500. Awarded Common Shares earned by Mr. Zampetis are subject to forfeiture until the end of the third fiscal year following the fiscal year in which such awarded Common Shares are earned, except that if his employment is terminated by the Company without “cause” or if he terminates his employment for “good reason,” as defined in his employment agreement (see “Certain Employment and Other Agreements” on page 20) or if his employment is not continued beyond August 31, 1999 (which date has been amended to be the closing date of the merger between the Company and Cooper Tire & Rubber Company), all Common Shares then earned by him which are subject to forfeiture will become immediately vested. In addition, he will continue to be eligible to earn additional Common Shares, which will not be subject to forfeiture, during any period when his base salary is continued after his employment ends. Mr. Zampetis earned 12,500 of the awarded Common Shares in fiscal year 1997, 11,636 in fiscal year 1998, and 7,646 in fiscal year 1999. 6,591 shares earned by Mr. Zampetis in fiscal year 1996 vested on June 30, 1999. The shares earned in fiscal years 1997, 1998, and 1999 will vest on the last day of fiscal years 2000, 2001 and 2002, respectively. In the event of Mr. Zampetis’ death, all earned but unvested awarded Common Shares and one-half of awarded but unearned Common Shares will vest in his designated beneficiary. Based on the last reported sale price of the Company’s Common Shares on the New York Stock Exchange on June 30, 1999, the total Common Shares earned during the past three years under the 1992 award had a fair market value of $814,414. Dividends are paid only with respect to the awarded Common Shares that have been earned. (See footnote 3 above for a description of the impact of the Company’s proposed merger with Cooper Tire & Rubber Company on the restricted stock awarded to Mr. Zampetis.)

(9)	Mr. Keys was awarded 50,000 restricted Common Shares in fiscal 1995. Under the terms of the award, up to 5,000 of the awarded Common Shares may be earned in each of ten consecutive fiscal years beginning in fiscal 1995, based on the percentage of bonus earned during such fiscal year. Awarded Common Shares earned by Mr. Keys are subject to forfeiture until the end of the third fiscal year following the fiscal year in which such awarded Common Shares are earned. Mr. Keys earned 5,000 of the awarded Common Shares in fiscal year 1997, 4,654 in fiscal year 1998, and 3,706 in fiscal year 1999. These shares will vest on the last day of fiscal years 2000, 2001 and 2002, respectively. In the event of Mr. Keys’ death, all earned but unvested awarded Common Shares and one-half of awarded but unearned Common Shares will vest in his designated beneficiary. Based on the last reported sale price of the Company’s Common Shares on the New York Stock Exchange on June 30, 1999, the total Common Shares earned during the past three years under the 1995 award had a fair market value of $342,350. Dividends are paid only with respect to the awarded Common Shares that have been earned. (See footnote 3 above for a description of the impact of the Company’s proposed merger with Cooper Tire & Rubber Company on the restricted stock awarded to Mr. Keys.)

Option Grants in Last Fiscal Year

Individual Grants
Potential Realizable
		Percentage			Value at Assumed
		of Total			Annual Rates
		Options			of Stock
		Granted to			Price Appreciation
	Options	Employees	Exercise		for Option Term (3)
	Granted	in Fiscal	Price	Expiration
Name	#(1)	Year(2)	($/Share)	Date	5%($)	10%($)

Ronald L. Roudebush	—	—	—	—	—	—

Theodore K. Zampetis	—	—	—	—	—	—

James F. Keys	1,615	1.40	$26.375	June 2008	$26,788	$67,886

Stephan J. Mack	1,590	1.38	26.375	June 2008	26,373	66,836

Donald R. Sheley, Jr.	1,735	1.51	26.375	June 2008	28,778	72,931

(1)	Options granted to the executive officers in the above table are not exercisable for the one-year period from the date of grant. 40% of the grant becomes exercisable one year after the date of the grant, an additional 40% becomes exercisable two years after the date of the grant, and the remaining 20% becomes exercisable three years after the date of the grant.

(2)	Based on 114,800 options granted to all employees during the fiscal year.

(3)	These amounts are based on hypothetical appreciation rates of 5% and 10% and are not intended to forecast the actual future appreciation of the price of the Company’s Common Shares. No gain to optionees is possible without an actual increase in the price of the Company’s Common shares, which increase will benefit all of the Company’s shareholders. All calculations are based on a ten-year option period, and upon the assumption that each option grant will be exercised at the end of the ten-year term.

Aggregated Option Exercises In Last Fiscal Year

And Fiscal Year-end Option Values

Value of
			Number of	Unexercised
			Unexercised	In-the-Money
			Options at	Options at
			Fiscal	Fiscal
			Year-End (#)	Year-End ($)
	Shares	Value
	Acquired on	Realized	Exercisable/	Exercisable/
Name	Exercise (#)	($)	Unexercisable	Unexercisable

Ronald L. Roudebush	—	—	50,000/150,000	$18,750/$56,250

Theodore K. Zampetis	—	—	20,000/0	42,500/ 0

James F. Keys	—	—	20,200/4,415	33,375/ 375

Stephan J. Mack	—	—	8,400/4,190	26,700/ 300

Donald R. Sheley, Jr	—	—	16,400/7,335	24,000/ 750

Certain Employment and Other Agreements

      Ronald L. Roudebush became employed by the Company on July 1, 1997, and was elected by the Board of Directors as a member of the Board and Vice Chairman and Chief Executive Officer, effective July 24, 1997. He has entered into a two-year “evergreen” employment agreement with the Company, expiring on June 30, 2007. Under the Agreement, Mr. Roudebush received an initial base salary of $500,000 per year, and became entitled to participate in all executive and employee benefit plans of the Company, including the Officers Incentive Compensation Plan. In the event of his termination without “cause,” or upon his resignation for “good reason” or within six months after a “change in control,” Mr. Roudebush will be entitled to a lump sum equal to two years of base salary and bonus payments, and a continuation of benefits during the two-year period. Upon a change in control of the Company, all nonvested stock options granted to Mr. Roudebush in fiscal 1998 will immediately become vested and to the extent not then exercisable, will become exercisable upon his termination or, in certain cases, resignation. See also footnotes 3 and 7 under “Executive Compensation — Summary Compensation Table” regarding the award of restricted stock made to Mr. Roudebush under his agreement. Mr. Roudebush has also executed a non-compete agreement with the Company. Consummation of the transactions contemplated by the Agreement and Plan of Merger by and among the Company, CTB Acquisition Company and Cooper Tire & Rubber Company will constitute a “change in control,” as defined in Mr. Roudebush’s agreement.

      The Company also entered into an employment agreement with Theodore K. Zampetis on September 1, 1997, pursuant to which he continues to serve as President and Chief Operating Officer. The agreement provided an incentive for Mr. Zampetis to remain in his present position at least through August 31, 1999, by providing for his base salary to continue after August 31, 1999 for one month for each year of service if he serves through that date and then elects not to continue his employment. Mr. Zampetis had 27 years of service for this purpose as of June 30, 1999. On August 17, 1999, Mr. Zampetis elected not to continue his employment beyond the closing date of the proposed merger between the Company and Cooper Tire & Rubber Company. He has agreed, however, to remain employed in his present position through that date. Upon the termination of his employment, he will be entitled to continuation of his base salary for 27 months, the continuation of certain benefits for one year, and pension accrual for 27 additional months. See also footnotes 3 and 8 under “Executive Compensation — Summary Compensation Table” regarding the restricted stock agreement entered into between the Company and Mr. Zampetis and certain amendments thereto with respect to the award of restricted stock made to him in fiscal 1992.

      Change in Control Agreements. The Company has entered into change in control agreements with the named executive officers other than Messrs. Roudebush and Zampetis. In general, the executive will be entitled to receive certain payments if a change in control of the Company occurs and the executive is terminated for any reason other than death or disability or for cause or resigns for “good reason” within two years after the change in control. An executive would have “good reason” to resign if he is assigned duties materially and adversely inconsistent with his duties prior to the change in control or if there is an adverse change in his title or responsibilities, a reduction in his base compensation, a failure by the Company or a successor to maintain its officers’ incentive compensation plan or a comparable plan, a failure by the Company after the change in control to provide employee benefits that were provided at the time of the change in control, a failure by the Company to obtain the assumption of the agreement by any successor to the Company, or a transfer of the executive to a location more than 150 miles from the executive’s present location or Dearborn, Michigan. Upon a termination without cause or a resignation for “good reason,” the Company or its successor must pay the executive a lump sum equal to two and one-half times the sum of the executive’s base salary plus the executive’s target bonus for the year of termination or resignation. The executive is also entitled to the continuation of certain benefits and pension accrual for two and one-half years following the date of the termination or resignation. In no event will the total amount paid under the agreement exceed an amount which would trigger excise tax liability under Section 280G of the Internal Revenue Code. Consummation of the transaction contemplated by the Agreement and Plan of Merger by and among the Company, CTB Acquisition Company and Cooper Tire & Rubber Company will constitute a “change in control” as defined in the agreements. In addition to the benefits provided under the change in control agreement, Mr. Sheley will be entitled to receive retiree medical benefits from the Company, at his cost.

Pension Plan and Supplemental Plans

      Salaried employees of the Company with one year of full-time service are eligible to participate in The Standard Products Company Salaried Employees’ Pension Plan (the “Pension Plan”) and The Standard Products Company Supplemental Salaried Employees’ Pension Plan (the “Supplemental Plan”).

      The Pension Plan provides for normal retirement benefits based on the highest average monthly compensation for 60 consecutive months within the last 120 months prior to retirement (final average compensation). The basic formula is 1  1/15% times final average compensation (up to but not exceeding Social Security-covered compensation), plus 1 2/3% of the amount (if any) of final average compensation in excess of Social Security-covered compensation, all multiplied by the participant’s years of pension service under the Plan (up to a maximum of 30 years). Employees who were hired prior to July 1, 1976, may have their normal retirement benefit calculated under an alternative formula as follows: final average compensation multiplied by a percentage equal to the sum of (i) 21.25%, plus (ii) 0.75% for each year of pension service up to a maximum of 25 years (that is, a maximum of 40%). In addition, the Plan provides that the minimum normal retirement benefit shall in all events be no less than $13 multiplied by a participant’s years of pension service. Certain of these benefit formulas were adopted effective July 1, 1989, to comply with the Tax Reform Act of 1986. Notwithstanding any new benefit formulas, each participant is entitled to a benefit no less than his or her accrued benefit as of June 30, 1989. Participants may elect that retirement benefits be paid in the form of a life annuity, a ten-year or five-year sum certain annuity, or various joint and surviving spouse options; the Plan’s normal retirement benefit amount is payable monthly, based on a single-life annuity with five years certain.

      Compensation covered under the Pension Plan includes (i) base salary, (ii) bonuses, (iii) payments for overtime, (iv) salary deferred under the Company’s Individual Retirement and Investment Trust Plan, and (v) the taxable value of restricted Common Shares that vest in a particular year. Extraordinary payments, Company contributions to the Company’s Individual Retirement and Investment Trust Plan, and salary deferred under the Supplemental 401(k) and Salary and Bonus Deferral Plans are not included in compensation. Additionally, the collective value of the taxable amount of vested restricted Common Shares and bonuses received in any plan year in excess of 50% of base salary in that plan year is not included in compensation.

      The Supplemental Plan is a nonqualified plan which provides a supplemental benefit for eligible salaried employees under terms and conditions similar to those under the Pension Plan. The supplemental benefit is equal to the excess of (i) the benefit that would have been payable to the employee under the Pension Plan without regard to certain compensation, annual retirement income and benefit limitations imposed by federal law over (ii) the benefit payable to the employee under the Pension Plan.

      The table below shows estimated annual benefits payable (assuming payments made in the normal retirement form, and not under any of the various survivor forms of benefit payments) under the Pension Plan and the Supplemental Plan to any salaried employee upon retirement in the 1999 plan year at age 65 after selected periods of service.

Annual Benefits Upon Retirement in 1999 Plan Year with Years of Service Indicated

Avg. Annual
Salary used to
Determine				30 Years
Benefits	15 Years	20 Years	25 Years	and over

$125,000	$28,275	$37,699	$50,000	$56,549

150,000	34,525	46,033	60,000	69,049

175,000	40,775	54,366	70,000	81,549

200,000	47,025	62,699	80,000	94,049

225,000	53,275	71,033	90,000	106,549

250,000	59,525	79,366	100,000	119,049

300,000	72,025	96,033	120,041	144,049

350,000	84,525	112,699	140,874	169,049

400,000	97,025	129,366	161,708	194,049

450,000	109,525	146,033	182,541	219,049

500,000	122,025	162,699	203,374	244,049

550,000	134,525	179,366	224,208	269,049

600,000	147,025	196,033	245,041	294,049

650,000	159,525	212,699	265,874	319,049

700,000	172,025	229,366	286,708	344,049

      As of June 30, 1999, the credited years of service for retirement purposes were as follows: Mr. Roudebush — 2; Mr. Zampetis — 26; Mr. Keys — 27; Mr. Mack — 10; and Mr. Sheley — 4.

      Two non-qualified deferred compensation plans, the Supplemental 401(k) Plan and the Salary and Bonus Deferral Plan, became effective on January 1, 1998. Under the Supplemental 401(k) Plan, management and executive-level employees of the Company, including the named executive officers, are permitted to defer compensation that could have been deferred under the Company’s 401(k) plan but for the limitations placed on “highly-compensated” employees under the Internal Revenue Code, and but for the dollar limit that can be contributed annually to such a plan under Section 402(g) of the Internal Revenue Code. The Salary and Bonus Deferral Plan permits additional amounts of compensation to be deferred by the same individuals, regardless of any limitation placed on their ability to contribute to the 401(k) plan. Under both plans, participants will receive a Company match on their contributions, provided that the aggregate match under those plans and the Company’s 401(k) plan will in no event exceed the maximum match payable under the terms of the 401(k) plan, if there were no government limits on the percentage of salary that can be contributed to the 401(k) plan.

      Under both plans, compensation deferred by eligible participants will be credited to an unfunded account established for each participant. No funds will be set aside to satisfy the obligation owed under the plans. Amounts deferred will be credited with interest at the Moody’s Long-Term Baa Corporate Bond Index rate, which approximates the Company’s long-term borrowing rate. Participants will receive payment of the amounts owed to them from the general assets of the Company. Those amounts will generally not be payable until after the participant terminates employment. In the event of a change in control of the Company, as such term is defined in the plans, cash equal to the amounts credited to the accounts of participants will be funded in a “rabbi trust,” which will exist solely to pay benefits to participants, except that such funds will be available to creditors of the Company in the event of the insolvency of the Company.

Compensation Committee Interlocks And Insider Participation

      Messrs. Brandon, Moll, Myers, Perkins and Riedel are the members of the Company’s Compensation Committee. There are no Compensation Committee interlocks.

Performance Graph

      Set forth below is a line graph comparing the cumulative total return of a hypothetical investment in the Company’s Common Shares with the cumulative total return of a hypothetical investment in each of the Standard & Poor’s Composite — 500 Index and the Dow Jones Auto Parts Index based on the respective market price of each such investment at the end of each of the Company’s fiscal years shown below, assuming in each case an initial investment of $100 on July 1, 1994, and reinvestment of dividends.

	Standard Products	Industry Index	Broad Market

’1994’	100	100	100
’1995’	76.51	108.63	126.07
’1996’	84.65	120.53	158.85
’1997’	94.7	148.13	213.97
’1998’	108.02	165.53	278.51
’1999’	101.91	161.95	341.89

	Fiscal Year Ending

Company/Index/Market	6/30/1994	6/30/1995	6/30/1996	6/30/1997	6/30/1998	6/30/1999

Standard Products	100.00	76.51	84.65	94.70	108.02	101.91

Industry Index	100.00	108.63	120.53	148.13	165.53	161.95

Broad Market	100.00	126.07	158.85	213.97	278.51	341.89

Compensation Committee Report

      The Company’s executive compensation program is administered by the Compensation Committee of the Board of Directors, which has responsibility for reviewing all aspects of the compensation program for the executive officers of the Company. The Compensation Committee is comprised of the five directors listed at the end of this report, none of whom is an employee of the Company.

      The Committee’s primary objective with respect to executive compensation is to establish programs that attract and retain key executives and align their compensation with the financial and stock market performance of the Company and, in the case of executives who are the heads of business units or subsidiaries of the Company, with the financial performance of those business units or subsidiaries. As such, the Committee has established management incentive compensation programs to provide annual cash bonuses based upon the financial performance of the Company, and where appropriate, its business units and subsidiaries, relative to performance targets established by or under the auspices of the Committee. In keeping with the Committee’s belief that aligning the interests of management with those of the shareholders through stock-based incentives is important to the creation of shareholder value, the Committee has also established stock option and restricted stock plans as an important part of the Company’s executive compensation program.

      The primary components of the Company’s executive compensation program are: (1) base salaries, (2) annual cash incentive opportunities, and (3) long-term incentive opportunities in the form of stock-based awards. Each of these components is discussed below.

      Base Salaries. Base salaries for each of the Company’s executive officers are generally reviewed every 12 to 14 months by the Committee. In deciding upon the appropriate level of base salary, the Committee uses commercially available compensation surveys to determine market pay levels for similar positions in similarly sized automotive parts and selected general manufacturing companies. The Committee’s objective is to use such survey data to establish a midpoint for each position that is at approximately the 50th percentile of base pay for such position among such comparable companies, and to compensate each executive in an amount that is within a range from approximately 20% above to approximately 20% below the midpoint established for the position. The actual base salary within the range will be based upon a variety of factors, including experience, performance, skill level, and internal equity.

      With respect to the 4.5% increase in base salary authorized for Mr. Roudebush on August 24, 1998, the Committee reviewed Mr. Roudebush’s achievements in his first year as Chief Executive Officer of the Company, as well as the compensation paid to chief executive officers of comparable companies, as shown in relevant survey data.

      Annual Cash Incentives. All executive officers of the Company are eligible to participate in the Officers Incentive Compensation Plan and receive annual cash bonus awards based on a percentage of base salary. For fiscal year 1999, the maximum bonus attainable for each executive officer was 75% of base salary. This was achievable if the performance of the Company (and any business unit or subsidiary of the Company, where applicable) reached 116 2/3% of the performance target established by the Committee for the Company and the business unit. Each year, the Compensation Committee sets a target goal for maximum bonus awards based on the Company’s earnings per Common Share. The target for fiscal year 1999 was $2.82 per Common Share. This forms the basis for the calculation of the entire bonus of those executives whose bonuses are tied solely to the performance of the Company. Executives who are the heads of business units or subsidiaries have 60% of their bonuses tied to the earnings per share performance of the Company, and 40% calculated in accordance with their success in meeting certain business unit performance targets established each year by the Chief Executive Officer. Actual bonus awards paid are proportional to the percentage of the target goal actually attained. Had the earnings per share target been reached, the bonus paid to each executive officer whose bonus is based solely on total corporate performance would have been 50% of base salary. Since earnings per Common Share for fiscal 1999, excluding two one-time charges that were excluded by the Committee from the bonus calculation, were $2.09, the bonus award for fiscal 1999 to the executive officers of the Company, including Mr. Roudebush, whose bonuses were tied solely to the earnings per share performance was equal to 30.58% of base salary.

      Bonuses for fiscal year 1999 were calculated in accordance with changes to the bonus plan approved by the Committee, effective July 1, 1998. Bonuses for all executive officers who are not the heads of subsidiaries or separate business units of the Company will continue to be based upon a targeted level of earnings per Common Share established each year by the Committee, and will continue to equal 50% of base salary if the earnings per Common Share target is exactly met. However, no bonus will be payable unless the Company’s actual earnings per Common Share reach at least 50% of the targeted level. A bonus equal to 25% of base salary will be payable if 50% of the earnings per Common Share target is reached. That percentage increases by 1 1/2% for each percentage point increase in earnings per Common Share relative to the target. If the earnings per Common Share target is exceeded, however, the executive will be entitled to a bonus of between 50% and 75% of base salary, depending upon the extent to which the earnings per Common Share target is exceeded. The maximum bonus of 75% of base salary will be paid if the Company’s actual earnings per Common Share equals or exceeds 116 2/3% of the earnings per Common Share target. In addition, the Committee has specifically reserved the ability to reduce an executive’s bonus if it determines that specific performance factors so warrant.

      For executive officers who are also the heads of separate business units or subsidiaries of the Company, 60% of the bonus will be attributable to the performance of the Company, under the formula set out above, and 40% will be based upon the performance of the business unit versus a budgeted performance target established each year for that unit, using the same formula used to determine the portion of bonus which is attributable to the Company’s performance. Payment for business unit performance which exceeds the targeted level will be made only if the performance of the total Company equals or exceeds the targeted level of earnings per share.

      In setting the earnings per share target for a particular fiscal year, the Committee reviews in detail management’s budget for the year, and the components and assumptions for the Company’s business used in preparing the budget, and establishes a target which provides a substantial challenge to the Company’s executive officers to improve the operating performance of the Company, and thus enhance long-term shareholder value.

      Long-Term Stock Incentives. The Company provides long-term stock incentives to its executive officers and key employees through grants of options to purchase the Company’s Common Shares and, in the case of a select group of senior executives, awards of restricted Common Shares. Plans providing for these stock-based incentives have been approved by the Company’s shareholders. The decision as to who will be awarded restricted Common Shares, the number to be awarded, and the terms of the awards is within the sole discretion of the Committee. The awards made under the plans have provided for Common Shares to be earned in annual installments over a period of years, with the amount actually earned each year generally determined under the same percentage formula used to determine the bonus paid for corporate performance under the Officers Incentive Compensation Plan. The awards provide that shares earned under them are subject to forfeiture if the executive receiving them does not remain employed for some period of time (generally three years) after the shares are earned. Awards under the plans have been made to Messrs. Roudebush, Zampetis, Keys, Gerard Mesnel, Executive Vice President — Advanced Technology Worldwide, and Brian J. Batey, Vice President and President, Standard Products Europe. A description of the awards made to Messrs. Roudebush, Zampetis and Keys is set forth in “Executive Compensation — Summary Compensation Table” on page 17.

      The Company’s stock option plans permit the Committee, in its sole discretion, to grant stock option awards to key management employees of the Company, upon terms and conditions, which provide an incentive for those employees to remain employed by the Company and benefit from long-term increases in the Company’s stock price. Options are granted under the plan at exercise prices at least equal to the fair market value of underlying Common Shares on the date of grant, and generally become exercisable in installments over a period of approximately three years. Under stock option grant guidelines adopted by the Committee in June 1998, executives at particular job grade levels can expect to be considered annually for the grant of a number of options which is within a range established for each grade level. The amounts actually awarded to a particular executive within the parameters of the guidelines will be based in significant part on that executive’s personal performance during the year. The Committee retains discretion to grant more or fewer options to a particular executive if it determines that doing so is appropriate. Stock options granted during the last fiscal year to Mr. Roudebush and the other named executive officers are set forth in “Table  — Option Grants in Last Fiscal Year” on page 19.

      Mr. Roudebush was granted an option to purchase 200,000 Common Shares and was awarded 50,000 restricted Common Shares upon the commencement of his employment with the Company. The Committee felt that a significant component of Mr. Roudebush’s compensation should be tied to improvements in the value of the Company’s Common Shares, since taking steps to substantially increase shareholder value is a key measurement of Mr. Roudebush’s performance. Coupled with the stock ownership requirement applicable to Mr. Roudebush (see “Executive Stock Ownership Guidelines” below), the Committee believes that Mr. Roudebush has a stake in the share performance of the Company, which is sufficient to closely align his interests with those of the Company’s shareholders. Further discussion regarding the terms of Mr. Roudebush’s employment are set forth under “Certain Employment and Other Agreements” on page 20.

      Executive Stock Ownership Guidelines. In June 1998, the Compensation Committee adopted stock ownership guidelines applicable to all executive officers of the Company. The Committee determined that members of senior management who are in a position to affect shareholder value should accumulate and retain a certain ownership interest in the Company’s Common Shares. The Committee believes that such a requirement will increase the focus of all executives on the enhancement of shareholder value, and will provide them with a direct interest in continuing improvements in the price of the Company’s Common Shares.

      Under the guidelines, executives in the following positions will be expected to own Common Shares in the following amounts:

Position	Dollar Value Owned

Chief Executive Officer	4 x Base Salary

Chief Operating Officer	3 x Base Salary

Vice Presidents (including Executive Vice Presidents	2 x Base Salary

Officers other than Vice Presidents	1 x Base Salary

      All current executive officers are expected to meet the ownership guidelines by July 1, 2003. All future executive officers will have five years from the date on which they commence employment to meet them. While no absolute requirement has been imposed as to what level of ownership executives shall be expected to meet at particular points in time before they must satisfy the requirements, the Committee will monitor the progress being made by each executive from time to time, and will expect that demonstrable progress toward meeting the guidelines will be made. The Committee may consider an executive’s personal financial circumstances in determining whether an executive has made a reasonable effort to comply with the guidelines. Restricted Common Shares earned under the Company’s restricted stock plans and Common Shares held in the Company’s Individual Retirement and Investment Trust Plan will be included in determining whether the ownership guidelines have been met by a particular executive. Unexercised stock options will not be included.

      Policy on Deductibility of Compensation. It is the Company’s policy that all compensation paid to its executive officers be deductible for federal income tax purposes, and that the Company will take such steps with respect to performance-based compensation plans as are necessary to ensure the deductibility of all compensation under Section 162(m) of the Internal Revenue Code.

Alan E. Riedel, Chairman
Edward B. Brandon
Curtis E. Moll
Malcolm R. Myers
Leigh H. Perkins

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners

      The following table sets forth certain information with respect to persons known to management to be the beneficial owners as of June 30, 1999, of more than five percent of the Company’s Common Shares:

	Number of Shares	Percent
Name and Address of Beneficial Owner	Beneficially Owned	of Class

James S. Reid, Jr.(1)	1,281,764 (2)	7.97%
2401 South Gulley Road Dearborn, MI 48124

National City Corp.(3)	949,247	5.91%
1900 East Ninth Street Cleveland, OH 44114

Dimensional Fund Advisors, Inc.(4)	842,593	5.24%
1299 Ocean Avenue, 11th Floor Santa Monica, California 90401

(1)	Mr. Reid is Chairman of the Board of Directors of the Company.

(2)	Comprised of 876,241 shares owned by Mr. Reid; 139,196 shares owned by his wife, Donna S. Reid; 2,085 shares held for his account under the Company’s Employee Stock Purchase Plan and 14,811 shares held for his account under the Company’s Individual Retirement and Investment Trust Plan; and 243,931

shares held by The Standard Products Foundation, of which Mr. Reid is President and a trustee. The number of shares shown above does not include shares owned by Mr. Reid’s children or grandchildren, and 205,157 shares held by a trust as to which Mr. Reid is an income beneficiary and John D. Drinko, a member of the Board of Directors, is trust advisor, which shares are included in the number of shares reported by Mr. Drinko.

(3)	The information contained herein is based upon a Schedule 13G filing made by National City Corp. (“NCC”) for the period ended December 31, 1998. According to its Schedule 13G filing, NCC has sole dispositive power over 2,300 shares, shared dispositive power over 425,728 shares, and sole voting power over all 948,274 shares held by it.

(4)	The information contained herein is based upon a Schedule 13G filing made by Dimensional Fund Advisors, Inc. for the period ended December 31, 1998. According to its Schedule 13G filing, Dimensional Fund Advisors, Inc. has sole disposition and voting power over all of the shares held by it.

Security Ownership of Directors and Executive Officers

      The following table sets forth certain information with respect to the beneficial ownership of Common Shares of the Company as of June 30, 1999, by (a) the Company’s; (b) the Company’s Chief Executive Officer and the other four most highly compensated executive officers named in the Summary Compensation Table; and (c) the Company’s executive officers and directors as a group. Except as otherwise described in the notes below or in footnotes 2 and 3 to “Security Ownership of Certain Beneficial Owners” above, the following beneficial owners have sole voting power and sole dispositive power with respect to all Common Shares set forth opposite their names.

	Number of Shares		Percent
Name of Beneficial Owner	Beneficially Owned		of Class

James S. Reid, Jr.	1,276,264	(1)	8.0%

John D. Drinko	766,846	(2)	4.8

John D. Sigel	311,511	(3)	1.9

Leigh H. Perkins	276,872	(4)	1.7

Theodore K. Zampetis	162,776	(5)	1.0

Ronald L. Roudebush	135,731	(7)	(6)

Malcolm R. Myers	87,125	(8)	(6)

Curtis E. Moll	52,185	(9)	(6)

Alan E. Riedel	25,012		(6)

W. Hayden Thompson	25,000		(6)

John Doddridge	10,000		(6)

Edward B. Brandon	6,850	(10)	(6)

Alfred M. Rankin, Jr.	2,500		(6)

James C. Baillie	2,000		(6)

James F. Keys	60,511	(11)	(6)

Stephan J. Mack	18,184	(12)	(6)

Donald R. Sheley, Jr.	22,885	(13)	(6)

All Executive Officers and Directors as a Group	3,422,110		21.30%

(1)	A description of the Common Shares beneficially owned by Mr. Reid is set forth in Note 2 under “Security Ownership of Certain Beneficial Owners” above.

(2)	Comprised of 49,420 shares owned by Mr. Drinko; 20,974 shares held in an individual retirement account of which Mr. Drinko is the beneficiary; 38,933 shares owned by his wife, Elizabeth G. Drinko; 155,076 shares owned by a corporation of which Mr. Drinko is a shareholder, officer and director; 53,218 shares owned by a charitable foundation established by Mr. Drinko and his wife; 205,157 shares held by a trust as to which Mr. Drinko is a trust advisor and of which Mr. Reid is an income beneficiary; 119,062 shares owned by a foundation of which Mr. Drinko is President and a trustee; and 125,006 shares held by a charitable lead trust of which Mr. Drinko is a co-trustee. The number of shares shown in the table above does not include 76,450 shares held by a charitable lead trust in which Mr. Drinko and Mr. Sigel are co-trustees; 78,125 shares owned by Cloyes Gear & Products, Inc. of which Mr. Drinko and Mr. Myers are directors; 3,000 shares owned by a foundation of which Mr. Drinko and Mr. Myers are trustees; and 29,752 shares owned by a foundation of which Mr. Drinko and Mr. Perkins are trustees.

(3)	Comprised of 18,838 shares owned by Mr. Sigel; 182,446 shares owned by his wife, Sally C. Reid; 29,527 shares held in custodial accounts for Mr. Sigel’s minor children; and 80,700 shares owned by a charitable lead trust of which Mr. Sigel and Mr. Drinko are co-trustees. In addition, Mr. Sigel is a trustee of The Standard Products Foundation, which owns 243,931 shares, which shares are included in the number of shares reported by Mr. Reid, and are not included in the number reported by Mr. Sigel. Mr. Sigel is the son-in-law of Mr. Reid, Chairman of the Board of Directors of the Company.

(4)	Comprised of 131,473 shares owned by Mr. Perkins; 88,147 shares owned by his wife, Romi Perkins, who has voting and dispositive power over such shares; 29,752 shares owned by a foundation of which he and Mr. Drinko are trustees; and 27,500 shares owned by a foundation of which Mr. Perkins is a co-trustee, and over which shares Mr. Perkins has shared dispositive power.

(5)	Comprised of 104,234 shares owned by Mr. Zampetis (which amount includes 31,782 restricted shares earned in fiscal 1997, 1998, and 1999 which will vest upon the termination of Mr. Zampetis’ employment with the Company, which will occur upon completion of the proposed merger of the Company into Cooper Tire & Rubber Company); 24,833 shares owned by his wife, Ann J. Zampetis; 1,037 shares held for his account under the Company’s Employee Stock Purchase Plan; 12,672 shares held for his account under the Company’s Individual Retirement and Investment Trust Plan; and 20,000 shares which Mr. Zampetis has the right to acquire pursuant to stock options currently exercisable or exercisable within 60 days.

(6)	Represents less than one percent.

(7)	Comprised of 6,000 shares owned by Mr. Myers; 78,125 shares owned by Cloyes Gear & Products, Inc., in which shares Mr. Myers shares voting and dispositive power; and 3,000 shares owned by a foundation of which Mr. Myers and Mr. Drinko are trustees, and with respect to which Mr. Myers shares voting and dispositive power.

(8)	Comprised of 34,282 shares owned by Mr. Roudebush (which amount includes 19,282 restricted shares earned in fiscal years 1998 and 1999, but subject to forfeiture); 317 shares held for Mr. Roudebush’s account under the Company’s Employee Stock Purchase Plan; 1,132 shares held for his account under the Company’s Individual Retirement and Investment Trust Plan; and 100,000 shares which Mr. Roudebush has the right to acquire pursuant to stock options currently exercisable or exercisable within 60 days.

(9)	Comprised of 210 shares owned by his wife, Sara Moll; 45,725 shares owned by the pension fund of MTD Products, Inc.; and 6,250 shares owned by a charitable foundation of which he is a trustee.

(10)	In addition, Mr. Brandon is a trustee of The Standard Products Foundation, which owned 243,931 shares as of June 30, 1999, which shares are included in the number of shares reported by Mr. Reid.

(11)	Comprised of 40,172 shares owned by Mr. Keys (which amount includes 13,360 restricted shares earned in fiscal 1997, 1998, and 1999 but subject to forfeiture); 2,709 shares held for Mr. Keys in his account under the Company’s Individual Retirement and Investment Trust Plan; and 17,630 shares which Mr. Keys has the right to acquire pursuant to stock options currently exercisable or exercisable within 60 days.

(12)	Comprised of 8,471 shares owned by Mr. Mack; 1,313 shares held for Mr. Mack in his account under the Company’s Individual Retirement and Investment Trust Plan; and 8,400 shares which Mr. Mack has the right to acquire pursuant to stock options currently exercisable or exercisable within 60 days.

(13)	Comprised of 9,500 shares owned by Mr. Sheley; 704 shares held by Mr. Sheley’s account under the Company’s Employee Stock Purchase Plan; 281 shares held for his account under the Company’s Individual Retirement and Investment Trust Plan; and 12,400 shares which Mr. Sheley has the right to acquire pursuant to stock options currently exercisable or exercisable within 60 days.

Item 13.  Certain Relationships and Related Transactions

      Edward B. Brandon, a director of the Company, is a director and the retired Chairman, President and Chief Executive Officer of National City Corporation. The Company has a $225,000,000 revolving credit agreement with National City Bank, Cleveland, Ohio (“National City”), a wholly owned subsidiary of National City Corporation, and six other banks, until September 30, 2002. National City has a 22.2% participation in such credit agreement. The Company borrowed from National City during the 1999 fiscal year on a short-term uncommitted line of credit at prevailing market rates.

      John D. Drinko, a director of the Company, is senior advisor to the policy committee of Baker & Hostetler LLP, which law firm acts as principal outside counsel for the Company.

      Also see Certain Employment and Other Agreements, above.

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)(1)  Financial Statements:

See Index to Consolidated Financial Statements, Supporting Schedules and Supplemental Data on page 38 included herein.

      (a)(2)  Financial Statement Schedule:

See Index to Consolidated Financial Statements, Supporting Schedules and Supplemental Data on page 38 included herein.

      (a)(3)  Exhibits:

If Incorporated by
Exhibit No.			Reference, Documents
Under Reg. S-K	Form 10-K		with which Exhibit
Item 601	Exhibit No.	Description	Was Previously Filed

2	2a	Stock Sale Agreement, Dated December 19, 1992 with respect to the acquisition of the Standard Products Industriel Group.	Form 8-K, Dated January 26, 1993 (Filed with the SEC on February 9, 1993; see Exhibit 2 therein)
3	3a	Second Amended and Restated Articles of Incorporation	Quarterly Report Form 10-Q (Filed with the SEC on February 12, 1999; see Exhibit 3a therein)
3	3b	Amended and Restated Code of Regulations	Form S-3 Registration No. 33-62054 (Filed with the SEC on May 5, 1993; see Exhibit 3.2 therein)
4	4a	Senior Notes Agreement — $75,000,000 6.55% Senior Notes due December 16, 2003, by and among The Standard Products Company and Metropolitan Life Insurance Company and certain of its Affiliates	Quarterly Report Form 10-Q (Filed with the SEC on February 11, 1994; see Exhibit 4 therein)
4	4b	First Amendment to Senior Notes Agreement — $75,000,000 6.55% Senior Notes due December 16, 2003 by and among The Standard Products Company and Metropolitan Life Insurance Company and certain of its Affiliates dated September 22, 1995	Annual Report Form 10-K (Filed with the SEC on September 16, 1997)
4	4c	Second Amendment to Senior Notes Agreement — $75,000,000 6.55% Senior Notes due December 16, 2003 by and among The Standard Products Company and Metropolitan Life Insurance Company and certain of its Affiliates dated December 9, 1996	Quarterly Report on Form 10Q (Filed with the SEC on February 10, 1997; see Exhibit 10c therein)

If Incorporated by
Exhibit No.			Reference, Documents
Under Reg. S-K	Form 10-K		with which Exhibit
Item 601	Exhibit No.	Description	Was Previously Filed

4	4d	Third Amendment to Senior Notes Agreement — $75,000,000 6.55% Senior Notes due December 16, 2003 by and among The Standard Products Company and Metropolitan Life Insurance Company and certain of its Affiliates dated September 2, 1998	Annual Report Form 10-K (Filed with the SEC on September 16, 1998; see Exhibit 4d therein)
4	4e	Senior Notes Agreement — $25,000,000 aggregate principal amount 9.56% Senior Notes due July 1, 1999 by and between the Company and Nationwide Life Insurance Company ($12,000,000), Aid Association for Lutherans ($10,000,000) and Employers Life Insurance Company of Wausau ($3,000,000) dated as of June 30, 1989	Annual Report Form 10-K (Filed with the SEC on September 25, 1989; see Exhibit 4b therein)
4	4f	First and Second Amendments to the Senior Notes Agreement — $25,000,000 aggregate principal amount, dated February 22, 1991 (First Amendment) and, June 30, 1991 (Second Amendment), between the Company and Nationwide Life Insurance Company, Aid Association for Lutherans and Employers Life Insurance Company of Wausau	Annual Report Form 10-K (Filed with the SEC on September 15, 1992; see Exhibit 4f therein)
4	4g	Third Amendment to Senior Notes Agreement aggregate principal amount $25,000,000 dated January 19, 1993, between the Company and Nationwide Life Insurance Company, and Aid Association for Lutherans and Employers Life Insurance Company of Wausau	Annual Report Form 10-K (Filed with the SEC on September 16, 1997)

If Incorporated by
Exhibit No.			Reference, Documents
Under Reg. S-K	Form 10-K		with which Exhibit
Item 601	Exhibit No.	Description	Was Previously Filed

4	4h	Fourth Amendment to Senior Note Agreement principal amount $3,000,000, dated as of January 31, 1995 by and between the Company and Employers Life Insurance Company of Wausau
Fourth Amendment to Senior Note Agreement principal amount $12,000,000 dated as of January 31, 1995 by and between the Company and Nationwide Life Insurance Company
		Fourth Amendment to Senior Note Agreement principal amount $10,000,000 dated as of January 31, 1995 by and between the Company and Aid Association for Lutherans	Annual Report Form 10-K (Filed with the SEC on September 13, 1995)
4	4i	Fifth Amendment to Senior Note Agreement dated September 22, 1995, aggregate principal amount $25,000,000 between the Company and Nationwide Life Insurance Company, Aid Association for Lutherans and Employers Life Insurance Company of Wausau	Annual Report Form 10-K (Filed with the SEC on September 16, 1997)
4	4j	Credit Agreement, dated as of January 19, 1993, among The Standard Products Company, as Borrower, and National City Bank, Society National Bank, Comerica Bank and NBD Bank, N.A. and National City, as Agent.	Annual Report Form 10-K (Filed with the SEC on September 14, 1993; see Exhibit 4c therein)
4	4k	First Amendment to Credit Agreement, dated as of April 30, 1994, among The Standard Products Company, as Borrower, and National City Bank, Society National Bank, Comerica Bank and NBD Bank, N.A. and National City, as Agent.	Quarterly Report 10-Q (Filed with the SEC on May 9, 1997; see Exhibit 4e therein)
4	4l	Second Agreement of Amendment to the Credit Agreement, dated as of August 25, 1995, among The Standard Products Company, as borrower, and National City Bank as agent and for itself, Society National Bank, Comerica Bank and NBD Bank	Annual Report Form 10-K (Filed with the SEC on September 16, 1997)

If Incorporated by
Exhibit No.			Reference, Documents
Under Reg. S-K	Form 10-K		with which Exhibit
Item 601	Exhibit No.	Description	Was Previously Filed

4	4m	Third Agreement of Amendment to the Credit Agreement, dated as of October 25, 1996, among The Standard Products Company, as borrower, and National City Bank as agent and for itself, KeyBank National Association, Comerica Bank and NBD Bank.	Quarterly Report 10-Q (Filed with the SEC on November 14, 1996; see Exhibit 4 therein)
4	4n	Confirmation and Interest Rate and Currency Exchange Agreement, dated November 12, 1993, between the Company and National City Bank	Annual Report Form 10-K (Filed with the SEC on September 13, 1995)
4	4o	Interest Rate and Currency Exchange Agreement, Termination of $7 million in principal amount, dated June 16, 1995 between the Company and National City Bank	Annual Report Form 10-K (Filed with the SEC on September 13, 1995)
4	4p	Credit Agreement among The Standard Products Company, Comerica Bank, NBD Bank, KeyBank National Association, The Bank of New York, Harris Trust and Savings Bank, Boston Bank, N.A. and National City Bank, as Agent	Quarterly Report 10-Q (Filed with the SEC on November 14, 1997; see Exhibit 4a therein)
4	4q	First Amendment Agreement among The Standard Products Company, Comerica Bank, NBD Bank, KeyBank National Association, The Bank of New York, Harris Trust and Savings Bank, N.A., and National City Bank, as Agent, Dated December 10, 1998.	Quarterly Report 10-Q (Filed with the SEC on February 12, 1999; see Exhibit 4a therein)
4	4r	Rights Agreement	(Filed with the SEC on February 3, 1999 on Form 8-A File Number 001- 02917; See Exhibit 1 therein)
4	4s	Form of Right Certificate	(Filed with the SEC on February 3, 1999 on Form 8-A File Number 001- 02917; See Exhibit 3 therein)
4	4t	Summary of Rights to Purchase Preferred Shares	(Filed with the SEC on February 3, 1999 on Form 8-A File Number 001- 02917; See Exhibit 4 therein)
10	10a	Supplemental Salaried Pension Plan	Annual Report Form 10-K (Filed with the SEC on September 29, 1986; see Exhibit 10a therein)
10	10b	The Standard Products Company 1985 Employee Incentive Stock Option Plan	Form S-8 Registration No. 33-01558 (Filed with the SEC on November 15, 1985; see Exhibit 4a therein)

If Incorporated by
Exhibit No.			Reference, Documents
Under Reg. S-K	Form 10-K		with which Exhibit
Item 601	Exhibit No.	Description	Was Previously Filed

10	10c	The Standard Products Company 1989 Employee Incentive Stock Option Plan	Form S-8 Registration No. 33-33612 (Filed with the SEC on February 28, 1990; see Exhibit 4a therein)
10	10d	The Standard Products Company 1991 Employee Stock Option Plan	Form S-8 Registration No. 33-51556 (Filed with the SEC on September 2, 1992; see Exhibit 4c therein)
10	10e	The Standard Products Company 1991 Restricted Stock Plan	Form S-8 Registration No. 33-51554 (Filed with the SEC on September 2, 1992; see Exhibit 4c therein)
10	10f	The Standard Products Company Restricted Stock Agreement between the Company and the Chairman and Chief Executive Officer	Annual Report Form 10-K (Filed with the SEC on September 15, 1992; see Exhibit 10h therein)
10	10g	The Standard Products Company Restricted Stock Agreement between the Company and the President and Chief Operating Officer	Annual Report Form 10-K (Filed with the SEC on September 15, 1992; see Exhibit 10i therein)
10	10h	The Standard Products Company Restricted Stock Agreement between the Company and the Executive Vice President-International Operations	Annual Report Form 10-K (Filed with the SEC on September 27, 1996; see Exhibit 10h therein)
10	10i	The Standard Products Company 1993 Employee Stock Option Plan	Form S-8 Registration No. 33-53989 (Filed with the SEC on June 6, 1994; see Exhibit 4 therein)
10	10j	Receivables Purchase Agreement dated as of September 22, 1995 among The Standard Products Funding Corporation as seller and The Standard Products Company as initial Master Servicer and Clipper Receivables Corporation as Purchaser and State Street Boston Capital Corporation as Administrator and National City Bank as Relationship Bank	Quarterly Report Form 10-Q (Filed with the SEC on February 13, 1996; see Exhibit 10a therein)
10	10k	Amendment to Receivables Purchase Agreement	Annual Report Form 10-K (Filed with the SEC on September 16, 1997)
10	10l	Purchase and Sale Agreement dated as of September 22, 1995 among The Standard Products Company, as Originator and Master Servicer, 5 Rubber Corporation, Oliver Rubber Company, and Holm Industries, Inc., as Originators and Servicers, and The Standard Products Funding Corporation, as the Initial Purchaser	Quarterly Report Form 10-Q (Filed with the SEC on February 13, 1996; see Exhibit 10b therein)

If Incorporated by
Exhibit No.			Reference, Documents
Under Reg. S-K	Form 10-K		with which Exhibit
Item 601	Exhibit No.	Description	Was Previously Filed

10	10m	Standard Products Individual Retirement and Investment Trust Plan	Form S-8 Registration No. 333-01923 (Filed with SEC on March 22, 1996; see Exhibit 4a therein)
10	10n	The Standard Products Company Collectively Bargained Savings and Retirement Plan	Form S-8 Registration No. 333-01921 (Filed with SEC on March 22, 1996; see Exhibit 4a therein)
10	10o	Second Amendment to Receivables Purchase Agreement	Quarterly Report 10-Q (Filed with the SEC on February 10, 1997; see Exhibit 10a therein)
10	10p	The Standard Products Company Restricted Stock Agreement between the Company and the Executive Vice President-Advanced Technology Worldwide	Annual Report Form 10-K (Filed with the SEC on September 16, 1997)
10	10q	The Standard Products Company 1996 Employee Stock Option Plan	Form S-8 Registration Statement No. 333-21225 (Filed with SEC on February 6, 1997; see Exhibit 4(a) therein)
10	10r	Letter Re: Employment of J.S. Reid, Jr., dated July 24, 1997.	Annual Report Form 10-K (Filed with the SEC on September 16, 1997)
10	10s	Employment Agreement between the Standard Products Company and Ronald L. Roudebush dated July 1, 1997.	Annual Report Form 10-K (Filed with the SEC on September 16, 1997)
10	10t	Employment Agreement between the Standard Products Company and Theodore K. Zampetis dated September 1, 1997.	Annual Report Form 10-K (Filed with the SEC on September 16, 1997)
10	10u	The Standard Products Company Restricted Stock Agreement between the Company and the Chairman of the Board of Directors dated July 1, 1997.	Annual Report Form 10-K (Filed with the SEC on September 16, 1997)
10	10v	1997 Employee Stock Option Plan	Quarterly Report 10-Q (Filed with the SEC on November 14, 1997; see Exhibit 10a therein)
10	10w	1997 Restricted Stock Option Plan	Quarterly Report 10-Q (Filed with the SEC on November 14, 1997; see Exhibit 10b therein)
10	10x	Third Amendment to Receivables Purchase Agreement	Quarterly Report 10-Q (Filed with the SEC on November 14, 1997; see Exhibit 10c therein)
10	10y	Amendment No. 1 to the Restricted Stock Agreement between the Company and the Vice Chairman and Chief Executive Officer	Annual Report Form 10-K (Filed with the SEC on September 16, 1998; see Exhibit 10y therein)

			If Incorporated by
Exhibit No.			Reference, Documents
Under Reg. S-K	Form 10-K		with which Exhibit
Item 601	Exhibit No.	Description	Was Previously Filed

10	10z	Amendment to Restricted Stock Agreement between the Company and the President and Chief Operating Officer	Annual Report Form 10-K (Filed with the SEC on September 16, 1998; see Exhibit 10z therein)
10	10aa	Amendment No. 2 to the Restricted Stock Agreement between the Company and the President and Chief Operating Officer	Annual Report Form 10-K (Filed with the SEC on September 16, 1998; see Exhibit 10aa therein)
10	10bb	Form of Change in Control Agreement entered into between the Company and certain of its executive officers, other than Messrs. Roudebush and Zampetis
21	21	Subsidiaries of Registrant
23	23	Consent of Independent Accountants
24	24	Power of Attorney
27	27	Financial Data Schedule

      (b)  Reports on Form 8-K: No reports have been filed during the last quarter of the fiscal year covered by this report on Form 10-K. A report on Form 8-K was filed subsequent to the end of the fiscal year covered by this report on Form 10-K. Such report was filed on August 3, 1999 and reported that on July 27, 1999, the Company entered into an Agreement and Plan of Merger among the Company, CTB Acquisition Corp. and Cooper Tire & Rubber Company.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this the 3rd day of September 1999.

THE STANDARD PRODUCTS COMPANY

By:	/s/ DONALD R. SHELEY, JR.

Donald R. Sheley, Jr.
Vice President, Finance and
Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ RONALD L. ROUDEBUSH* Ronald L. Roudebush	Vice Chairman and Chief Executive Officer; Director	September 3, 1999
/s/ THEODORE K. ZAMPETIS* Theodore K. Zampetis	President and Chief Operating Officer; Director	September 3, 1999
/s/ DONALD R. SHELEY, JR. Donald R. Sheley, Jr.	Vice President, Finance and Chief Financial Officer Principal Financial Officer	September 3, 1999
/s/ BERNARD J. THEISEN Bernard J. Theisen	Corporate Controller Principal Accounting Officer	September 3, 1999
JAMES S. REID, JR.* James S. Reid, Jr.	Chairman of the Board of Directors, Director	September 3, 1999
EDWARD B. BRANDON* Edward B. Brandon	Director	September 3, 1999
JOHN DODDRIDGE* John Doddridge	Director	September 3, 1999
JOHN D. DRINKO* John D. Drinko	Director	September 3, 1999
CURTIS E. MOLL* Curtis E. Moll	Director	September 3, 1999
MALCOLM R. MYERS* Malcolm R. Myers	Director	September 3, 1999
LEIGH H. PERKINS, SR.* Leigh H. Perkins, Sr.	Director	September 3, 1999
ALFRED M. RANKIN, JR.* Alfred M. Rankin, Jr.	Director	September 3, 1999
ALAN E. RIEDEL * Alan E. Riedel	Director	September 3, 1999
JOHN D. SIGEL* John D. Sigel	Director	September 3, 1999
W. HAYDEN THOMPSON* W. Hayden Thompson	Director	September 3, 1999
JAMES C. BAILLIE* James C. Baillie	Director	September 3, 1999

*By:	/s/ RICHARD N. JACOBSON

Richard N. Jacobson
Attorney-in-Fact

THE STANDARD PRODUCTS COMPANY

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS,
SUPPORTING SCHEDULES AND SUPPLEMENTAL DATA

      All schedules, other than Schedule II, are omitted since the information is not required or is otherwise furnished.

      Separate financial statements of the Registrant have been omitted since restricted net assets of consolidated subsidiaries and unconsolidated investees and the Company’s share of the unconsolidated subsidiaries’ equity is less than 25% of the Company’s net assets at June 30, 1999.

SELECTED FINANCIAL DATA

	1999	1998	1997	1996	1995

	(Thousands of Dollars Except Share Data)

Income Statement

Net Sales	$1,083,785	$1,101,309	$1,108,268	$1,083,920	$995,926

Gross Income	144,407	165,969	145,456	108,482	99,455

Selling, General & Administrative Expenses	79,232	78,025	68,559	69,616	60,121

Non-recurring Charge	—	—	17,661	—	8,832

Interest Expense	14,271	12,389	12,914	14,944	14,085

Other (Income) Expense, net	2,937	7,033	(137)	(4,602)	(842)

Income before Taxes on Income	47,967	68,522	46,459	28,524	17,259

Provision for Taxes on Income	19,077	25,078	18,929	13,947	(2,807)

Net Income	$28,890	$43,444	$27,530	$14,577	$20,066

Per Share

Net Income — Basic	$1.78	$2.58	$1.64	$.87	$1.20

Net Income — Diluted	$1.78	$2.56	$1.63	$.87	$1.20

Cash Dividends Declared	$.71	$.68	$.68	$.68	$.68

Book Value	$18.07	$17.79	$15.96	$15.42	$15.56

Balance Sheet

Property, Plant & Equipment	$670,461	$624,188	$583,614	$548,816	$489,534

Accumulated Depreciation	321,272	293,836	280,608	250,278	220,095

Total Assets	737,822	684,246	691,859	684,695	701,889

Working Capital	10,562	24,078	46,565	53,455	127,498

Long-term Debt	119,226	92,457	121,804	143,041	190,522

Shareholders’ Equity	290,293	300,172	268,357	258,765	260,495

Cash Dividends Declared	$11,411	$11,465	$11,579	$11,400	$11,445

Other

Additions to Property, Plant & Equipment, net	$67,214	$77,335	$59,004	$79,684	$54,671

Depreciation & Amortization	54,569	55,131	53,130	52,545	46,839

EBITDA	116,807	136,042	112,503	96,013	78,183

Cash Flow from Operating Activities less Dividends and Net Fixed Asset Additions	$(6,652)	$17,497	$9,462	$31,656	$(13,007)

Number of Employees	10,105	10,017	10,350	10,177	10,308

Shares Outstanding (Year-end)	16,064	16,878	16,810	16,785	16,736

Average Shares Outstanding — Basic	16,226	16,849	16,804	16,758	16,711

Average Shares Outstanding — Diluted	16,251	16,975	16,856	16,780	16,748

Return on Sales	2.7%	3.9%	2.5%	1.3%	2.0%

Return on Average Shareholders’ Equity	9.8%	15.3%	10.4%	5.6%	8.0%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION
(All Amounts in Thousands of Dollars Except Share Data)

Overview

      The Standard Products Company (the “Company”) produces highly engineered polymer-based products for a multitude of customers in several industries. Previously, the Company reported its operating results using two segments, Transportation Equipment and Tread Rubber. Accordingly, management’s discussion and analysis of results of operations was presented in that format. In November 1998, in an effort to improve customer focus and profitability, the Company organized its operations into several business units based on three primary factors: products, customers and geography. These business units have been aggregated into four operating segments for reporting purposes. The Engineered Rubber Products segment (“Rubber”) produces sealing, noise and vibration control parts and systems for original equipment manufacturers (OEMs) of passenger cars and light trucks throughout the world. The Engineered Plastic Products segment (“Plastic”) produces various polymer-based parts for the appliance, automotive and construction industries. The Company’s Tread Rubber segment (“Tread”) produces products for the tire retreading industry. The Plastic and Tread segments operate primarily in North America. The Company’s final segment is named Other and includes our corporate office, technology group and intercompany activities, none of which meet the requirements of being classified separately as an operating segment. Revenue amounts for the Other segment are insignificant to those of the total Company. Prior year disclosures have been restated to conform to the current year presentation.

      Net income of the Company and its consolidated subsidiaries was $28,890 in fiscal 1999, or $1.78 diluted earnings per share of common stock. This compares with record earnings of $43,444, or $2.56 diluted earnings per share in fiscal 1998. Fiscal 1999 results include the one-time impact of a voluntary early retirement program in the United States and actions taken to resolve excise tax obligations in Brazil. The combined effect of these items reduced reported after-tax earnings by $5,000, or $0.31 diluted earnings per share.

      The Company’s Consolidated Financial Statements and Notes to Consolidated Financial Statements on Pages F-10 through F-28, including the Report of Independent Accountants (Financial Statements), should be read as an integral part of this discussion and analysis.

Subsequent Event

      On July 27, 1999, the Company, Cooper Tire & Rubber Company (“Cooper”) and CTB Acquisition Company, a wholly owned subsidiary of Cooper entered into an Agreement and Plan of Merger (“Merger”). The Merger, which is valued at $36.50 per common share plus assumption of debt, provides that approximately 45% of the Company’s outstanding shares will be exchanged for Cooper common stock and approximately 55% of the Company’s outstanding shares will be exchanged for cash. The amount of Cooper stock to be exchanged for the Company’s common shares is subject to a collar arrangement. In addition, if the average price of Cooper stock on the closing date of the Merger is less than $18.00 per share, all of the Company’s outstanding common shares will be exchanged for $36.50 in cash. The transaction is intended to be tax free to the extent of any stock received by the Company’s shareholders. Completion of the transaction is subject to certain conditions, including approval of the Company’s shareholders and the receipt of all required regulatory approvals.

      Immediately prior to the execution of the Merger, Standard Products and National City Bank (“NCB") entered into an amendment (the “Rights Agreement Amendment”) to the Shareholder Rights Agreement (the “Rights Agreement”) dated as of January 26, 1999 between the Company and NCB. The Rights Agreement Amendment rendered the rights issued under the Rights Agreement inapplicable to the Merger and the transactions contemplated thereby. The Rights Agreement will remain in effect for any other transaction.

      On August 23, 1999, the Company announced it expects to record a one-time after-tax charge of approximately $15.3 million, in the first quarter of fiscal year 2000, related to a plan to reorganize its European network of manufacturing facilities. Additional after-tax charges, estimated at $5.9 million, will be recorded as operating expenses as they are incurred throughout fiscal year 2000. The additional charges consist primarily of employee relocation and equipment start-up costs associated with the realignment of manufacturing operations among the Company’s facilities.

Engineered Rubber Products Segment

      Net sales by geographic location in this segment were:

	1999	1998	1997

North America	$468,218	$492,761	$505,361

Europe	234,876	228,727	234,504

South America	39,087	76,913	58,680

Total	$742,181	$798,401	$798,545

Sales Performance — 1999 versus 1998

      Fiscal 1999 sales for the Rubber segment were $742,181, a decrease of $56,220, or 7.0% from the prior year.

      Sales in North America decreased $24,543, or 5.3%, to $468,218. While this portion of the Rubber segment added over $28,000 in new business during fiscal 1999, loss of the Jeep Grand Cherokee reduced sales by $27,900. Volume reductions on certain other models, such as the Lumina/ Monte Carlo, resulted in additional sales declines totaling $10,900. These sales declines and translation losses of $13,200 from a weakened Canadian dollar were the principal factors in the year-over-year sales decrease. Price reductions lowered revenues in North America by an additional $900.

      Sales in Europe increased 2.7%, or $6,149 to $234,876. This increase was the result of new business of $15,200 and translation gains of $2,800, partially offset by volume declines on existing programs of $9,100 and price reductions of $2,600. Key new platforms in fiscal 1999 were the Volvo S80 Series and Fiat Alfa 166. The translation gains resulted from exchange rate changes for the French franc.

      The segment’s South American operations reported a sales decline totaling $37,826, or 49.2%, from last year. The decrease is the result of the downturn in the Brazilian economy that has resulted in significantly reduced production by South American OEMs. While the Brazilian economy has shown signs of stabilizing, the Company does not presently anticipate an improvement from current sales volumes from its Brazilian subsidiary for the next fiscal year.

Sales Performance — 1998 versus 1997

      Fiscal 1998 sales for the Rubber segment were $798,401, a decrease of $144 from the prior year.

      North American automotive sales decreased $12,600 to $492,761. This was principally due to translation losses from a weakened Canadian dollar, which reduced sales by $8,300. The remaining decrease was due to volume reductions as a result of lower sales on several different platforms and the impact of the United Auto Workers (UAW) strike against General Motors, which started late in the fourth quarter of fiscal 1998.

      Sales in Europe decreased by $5,777 to $228,727, as a result of translation losses on the weakened French franc, which totaled $13,900, and customer price reductions of $5,100. The declines were partially offset by improved volumes of $7,300 in the United Kingdom on the Opel Astra and certain SAAB and Rover models, and $3,100 in France on several new Volvo platforms.

      The decrease in North America and Europe was balanced by improvements in South America, where sales increased $18,233, or 31.1%, to $76,913. This increase was primarily attributable to volume gains on the Fiat Palio platform. The weakened Brazilian currency did not have a significant impact on operations.

Earnings from Operations — 1999 versus 1998

      Earnings from operations for the Rubber segment declined by $16,772, or 18.3%, to $75,062 from the previous year.

      The decline in the segment’s operating results was primarily attributable to Brazil and North America. South American earnings erosion of $9,500 was directly attributable to the deterioration of the Brazilian economy and the related reduction in sales volumes. The loss of sales volume in North America and inefficiencies related to the new Neon launch were partially offset by manufacturing productivity improvements in Canadian operations, resulting in a drop in operating earnings of $5,600 for North America. In addition, the start-up of new manufacturing facilities in Mexico and Poland adversely impacted earnings by $3,100.

Earnings from Operations — 1998 versus 1997

      Earnings from operations for the Rubber segment improved by $11,015, or 13.6%, to $91,834 from the previous year, despite flat sales. The improved results occurred primarily in North America and Brazil. In North America, one-time expenses of $7,160 related to the closure of a manufacturing facility were reflected in 1997 results. Additional improvements in North America were attributable to continued process enhancements, cost reduction initiatives and efficiencies gained from the closure of the manufacturing facility mentioned above. Earnings from operations in Brazil improved $6,600 in 1998, driven by volume gains on the Fiat Palio. These improvements were offset by margin reductions in the United Kingdom, as a result of start-up costs associated with a substantial number of product launches, including the Opel Astra. In addition, the Company estimated that the UAW strike at General Motors reduced fourth quarter pretax earnings for this segment by approximately $2,000.

Engineered Plastic Products Segment

Sales Performance — 1999 versus 1998

      Sales for fiscal 1999 for the North American based Plastic segment totaled $205,338, an increase of $26,103 or 14.6%, over fiscal 1998. The increase was primarily the result of the acquisition of OEM/ Miller in the first quarter of the year. This increased revenues by $22,000. Increased appliance and construction product demand increased revenues by $7,100 and $1,400, respectively. These increases were partially offset by approximately $3,000 in volume reductions with automotive customers. The decreases were principally the result of reduced shipments on the Dodge Stratus, Chevrolet Lumina and Ford Escort.

Sales Performance — 1998 versus 1997

      Plastic segment sales for fiscal 1998 totaled $179,235, a decrease of $9,106, or 4.8%, from fiscal 1997. The decline was due to lower sales on several different automotive platforms, principally the Ford F-Series truck and Oldsmobile Cutlass Supreme and the impact of the UAW strike against General Motors, which started late in the fourth quarter of 1998. The decline was partially offset by volume increases totaling $7,300 for appliance products, due to increased customer demand.

Earnings from Operations — 1999 versus 1998

      Earnings from operations for the Plastic segment improved $6,981, or 48.9%, to $21,265, from the previous year. The improved results were primarily attributable to stronger operating margins in appliance and construction products, improved raw material costs and the addition of the operations of OEM/ Miller in September 1998.

Earnings from Operations — 1998 versus 1997

      Earnings from operations for the Plastic segment improved by $17,411, to $14,284, from the previous year. One-time expenses of $10,498 related to the closure of a manufacturing facility were reflected in 1997 results. Additional improvement in operating margin was a result of increased customer demand for appliance products, coupled with improved manufacturing efficiencies and reduced raw material costs.

Tread Rubber Segment

Sales Performance — 1999 versus 1998

      Sales for fiscal 1999 for the Tread segment totaled $160,908, an increase of $10,652, or 7.1%, over fiscal 1998. Included in this amount were intersegment sales of $20,917, an increase of $2,542 or 13.8% compared to the prior year. The intersegment sales increase is the result of the continuation of an effort to take advantage of an upgraded mixing operation to meet the raw material needs of the Rubber segment. Sales to third parties increased $8,110, or 6.1% to $139,991 when compared to the prior year. The increase is primarily due to sales made under an agreement with Michelin North America, Inc. This agreement calls for the Company to provide Michelin with treads for its retreading operations. This arrangement increased revenues by $8,400. Tread sales also increased as a result of increased volumes from equipment and precure sales. These increases were partially offset by sales price reductions of $2,500.

Sales Performance — 1998 versus 1997

      Sales for fiscal 1998 for the Tread segment were $150,256, an increase of $4,759, or 3.3%, over fiscal 1997. Included in this amount were intersegment sales of $18,375, an increase of $5,145, or 38.9% compared to the prior year. The intersegment sales increase is the result of the continuation of an effort, started in 1996, to take advantage of an upgraded mixing operation to meet the raw material needs of the Rubber segment. Sales to third parties were down $386 from the prior year. Reduced equipment sales in fiscal 1997 related to the completion of the conversion of Treadco shops from

Bandag to Oliver products. Increased precure, moldcure and custom mix volume gains helped to offset the reduced equipment sales.

Earnings from Operations — 1999 versus 1998

      Earnings from operations of the Tread segment for fiscal year 1999 totaled $12,074, a decrease of $1,966, or 14.0% from the same period last year. The decline was entirely attributable to costs associated with the startup of production under the Michelin contract mentioned above and production inefficiencies resulting in increased material usage.

Earnings from Operations — 1998 versus 1997

      Earnings from operations of the Tread segment for fiscal 1998 was $14,040, an increase of $4,912, or 53.8% over fiscal year 1997. The enhanced operating performance was the result of continued process improvements resulting from the upgrade of manufacturing facilities and efficiencies gained with the closure of a manufacturing plant in Oakland, California and the relocation of business to existing plants. The cost to close the facility, net of any gains on the sale of land and building, was insignificant and was included in normal operations. This segment also benefited from favorable raw material prices as a result of the Company’s worldwide procurement initiatives.

Other Segment

Earnings from Operations — 1999 versus 1998

      Earnings from operations for the Other segment declined $11,012, or 34.2% to a loss of $43,226, from the previous year. The Company recorded costs in this segment related to a voluntary workforce reduction program of $1,600. The Company also incurred additional expenses in a concentrated effort to improve its management of new program launches. During fiscal 1999, the Company reduced the value of its service parts inventory by $1,000 and recorded an asset impairment on surplus fixed assets totaling $1,700. As part of its strategic review process, the Company incurred $1,800 in efforts to acquire additional businesses and ultimately to facilitate the Merger with Cooper. Fiscal year 1999 also represented the first full year of depreciation of improvements made to the Company’s headquarters facility in 1998. This increased facilities expenses by $900.

Earnings from Operations — 1998 versus 1997

      Earnings from operations for the Other segment in fiscal 1998 declined $4,630, or 16.8% to a loss of $32,214, from the previous year. Additional costs incurred included salary and benefit increases and computer upgrades. These costs were part of an effort to upgrade the talent of people in the organization and the tools needed to be successful.

Other (Income) Expense

Interest Expense

      Interest expense was $14,271 for 1999, compared to $12,389 for 1998, an increase of $1,882. This increase was due to increased debt outstanding during this fiscal year compared to the previous fiscal year. The borrowings were used to fund the OEM/ Miller acquisition, share repurchase programs and capital spending that was not covered by cash generated from operations.

      Interest expense was $12,389 for 1998, compared to $12,914 for 1997, a decrease of $525. The decrease is primarily attributable to lower borrowings under revolving credit agreements in the United States and France during 1998, lower short-term interest rates in the United States and decreased interest from hedging transactions. The lower borrowing levels were a direct result of increased cash generated by operations. These improvements were substantially offset by interest costs from increased short-term borrowings in Brazil and the United Kingdom. Interest expense in Brazil was also impacted by its government’s actions to substantially increase short-term interest rates.

Royalty and Dividend Income and Other

      Royalty and dividend income have been comparable for each of the last three years. “Other, net” was an expense in fiscal 1999 of $3,524, an improvement of $3,935 from fiscal 1998 totals. This improvement came from better operating performance at the Company’s joint venture, Nishikawa Standard Company (“NISCO") and currency gains of over $2,000. These were offset by expenses related to an excise tax settlement in Brazil. “Other, net” was an expense in fiscal 1998 of $7,459, an increase of $6,938 over the 1997 expense amount of $521. This increase was primarily attributable to: (i) increased royalty expenditures of $1,168, (ii) exchange losses of $599, and (iii) operating losses at NISCO. The Company’s share of

NISCO’s earnings decreased by $4,702 from prior year levels.

      The Company’s effective tax rate for fiscal 1999 was 39.8% as compared to 36.6% in fiscal 1998. This increase is attributable primarily to the inability to record a tax benefit on the losses of its Brazilian subsidiary. This was partially offset by the Company’s tax planning efforts, which have resulted in higher research and development tax credits and the utilization of previously unrecognized foreign tax credits.

      The Company’s effective tax rate for fiscal 1998 was 36.6% as compared to 40.7% in fiscal 1997. This reduction was attributable primarily to the reversal of prior tax adjustments and differences in the overall effective tax rate of foreign operations. In addition, the impact from the utilization of tax credits was reduced as a result of an overall improvement in earnings.

Liquidity and Capital Resources

Cash Provided from Operating Activities

      The Company generated $71,973 of net cash from operating activities in fiscal 1999. The major sources were cash operating income, a reduction in inventories and an increase in amounts owed to vendors. This was partially offset by an increase in accounts receivable of $18,953, due primarily to the record sales recorded in the fourth quarter of fiscal 1999.

Cash Used by Investing Activities

      During fiscal year 1999, the Company’s net capital spending totaled $67,214, a decrease of $10,121 from the prior year. The reduction from the prior year was due to the fact that several one-time purchases in fiscal 1998 inflated capital expenditures for that year. They included equipment to support the substantial number of new product launches in Europe, new equipment purchased by Oliver Rubber related to the production agreement with Michelin North America, Inc. and spending to complete the Company’s new facilities in Baclair, France and Aguascalientes, Mexico. The Company also acquired the assets of OEM/ Miller Corporation in August 1998. This operation is included in the Plastic segment. This purchase was responsible for the increase in goodwill reflected on the balance sheet. Capital spending for fiscal 2000 is expected to be approximately $60,000.

Cash Provided by Financing Activities

      The Company used its borrowing capacity to fund the purchase of OEM/ Miller as well as two share repurchase programs during fiscal 1999. The first program was completed, while the second program resulted in only minor repurchases. The Company incurred a total cost of $20,383 to repurchase 858,050 shares. The first shares were purchased on July 31, 1998 and the last purchase was made on March 15, 1999. The Company also used its credit facility to raise its quarterly dividend during fiscal 1999 from $0.17 to $0.18 per share. Dividends are expected to continue until the Merger is completed.

      At June 30, 1999, the Company was in compliance with the various covenants under the agreements pursuant to which it may borrow money. Management expects that it will remain in compliance with these covenants through the completion of the Merger described above, or through the fiscal year if the Merger is not completed. At that time, most of the outstanding debt agreements will be replaced by new arrangements.

      We believe our cash requirements for working capital, capital expenditures, dividends, interest and debt repayments between now and the completion of the Merger, or the end of the fiscal year, if the Merger is not completed, will be met through internally generated funds and use of available borrowing sources. For a description of the Company’s financing arrangements at June 30, 1999, see Note 7 to the Consolidated Financial Statements.

Other

      During the three-year period ended June 30, 1999, inflation has been moderate, and operating costs reflect current costs for raw materials and inventory, operating expenses and depreciation. It is important to understand that inflation, as reported on a consumer price index basis, may not bear a direct relationship to the Company’s costs. Although inflation on the whole was stable during the period, the potential exists for price increases in the raw materials used in operations such as the costs of petroleum, polymers and chemicals at a rate greater than the general inflation rate. The Company does not expect inflation to have any near-term material effect on the costs of its products, although there can be no assurance that such an effect will not occur in the future.

      Except for Brazil and Mexico, the value of the Company’s consolidated assets and liabilities located outside the United States (which are translated at period-end exchange rates) and income and expenses (which are translated using rates prevailing during the fiscal year) have been affected by the translation values of the Canadian dollar, French franc, British pound and Polish zloty. Such translation adjustments are reported as a separate component of shareholders’ equity. While exchange rate fluctuations have historically not had a significant impact on the Company’s reported operating results, changes in the values of the currencies noted above will impact the translation adjustments in the future. The Company’s operations in Brazil and Mexico use the U.S. dollar as their functional currency. Translation adjustments for these operations are included in the determination of income. In fiscal 2000, the Company believes the criteria required to use the U.S. dollar as the functional currency in Brazil will no longer be met. The Company expects to record a charge of approximately $28,000 as a component of shareholders’ equity at that time.

Year 2000

      The “Year 2000” problem relates to computer systems that have time and date-sensitive programs that were designed to read years beginning with “19,” but may not properly recognize the year 2000. If a computer system or software application used by the Company or a third party dealing with the Company fails because of the inability of the system or application to properly read the year “2000,” the results could have a material adverse effect on the Company.

      As a direct supplier to automotive and appliance manufacturers, the Company’s major exposure for Year 2000 problems is the impact of shutting down production at one of its customer’s factories. While lost revenues from such an event are a concern for the Company, the greater risks are the consequential damages for which we could be liable if we are in fact found responsible for the shutdown of one of our customer’s facilities. Such a result could have a material adverse impact on the Company’s results of operations.

      The Company could cause a shutdown of production of one of its customer’s facilities if it is unable to supply parts to that customer. The parts supplied by the Company, in most instances, are integral components of the end products produced by the customer, and the inability to provide them may render the customer unable to manufacture and sell its products. Breakdowns in any number of the Company’s computer systems and applications could prevent the Company from being able to manufacture and ship its products. Examples are: failures in the Company’s manufacturing application software, barcoding systems, or computer chips embedded in plant floor equipment; lack of supply of materials from its suppliers; or lack of power, heat or water from utilities servicing its facilities. The Company’s products do not contain computer devices that require remediation to meet Year 2000 requirements. A review of the Company’s status with respect to remediating its computer systems for Year 2000 compliance is presented below.

      The Company uses an IBM AS400-based computing environment that is complemented by a series of local-area networks (LANs) that are connected worldwide via a wide-area network (WAN). As prescribed by the software provider, all operating systems related to the AS400s, LANs and WAN have been updated to comply with year 2000 requirements. In addition, the Company’s financial, manufacturing and human resource applications have been modified and tested for Year 2000 readiness, and the worldwide roll-out of these modified applications has been completed.

      The Company also uses non-mainframe computers and software in its various production processes throughout the world. We retained a consulting firm to assist us in evaluating the readiness of these systems. The study revealed certain problems, generally relating to old personal computers or memory chips. These have now been replaced. This process is complete and is not considered a risk to meeting production schedules.

      The Company has reviewed its building and utility systems (heat, light, phones, etc.) for the impact of Year 2000 on the operation of those systems. All of those systems have been tested internally and are Year 2000 ready. While the Company is working diligently with all of its utility suppliers and has no reason to believe that they will not meet their required Year 2000 readiness targets, there can be no assurance that these suppliers will in fact meet the Company’s requirements. The failure of any such utility supplier to fully remediate its systems for Year 2000 readiness could cause a shutdown of one or more of the Company’s plants, which could impact the Company’s ability to meet its obligations to supply products to its customers.

      We have a program to determine the Year 2000 compliance efforts of our equipment and material suppliers. The program involves the mailing of detailed questionnaires to over 200 of our key suppliers, to ascertain their Year 2000 readiness. Based upon the responses received, the Company has made determinations as to the progress made by their suppliers, and has assessed whether the Company is at risk in the event of non-compliance by any of its suppliers. The Company has sent second and third follow-up questionnaires to those suppliers who may not yet be fully Year 2000 compliant, to assess their readiness. At present, based upon the responses received, approximately 97% of the Company’s suppliers have indicated that they will be Year 2000 compliant by the end of 1999. The Company will continue to follow up with those suppliers to monitor their continued Year 2000 readiness, and will continue to seek satisfactory responses from those few remaining suppliers who have not indicated that their systems will be Year 2000 compliant in a timely fashion. Because the number of suppliers who have not indicated that they will be Year 2000 compliant is small, and alternative sources of supply are likely to be available, the Company has not established a contingency plan to address their non-compliance.

      Unfortunately, the Company cannot fully control the conduct of its suppliers, and there can be no guarantee that Year 2000 problems originating with a supplier will not occur. Based on our current progress, as detailed above, we believe that a comprehensive contingency plan with respect to our entire supply base is not necessary. However, as specific issues arise, contingency plans will be put in place such as stockpiling or re-sourcing of raw materials and other components, manual workarounds or flexible staffing arrangements. In some cases, especially with respect to its utility vendors, alternative solutions may not be available or feasible.

      As a Tier 1 supplier in the auto industry, the Company takes an active role in many industry-sponsored organizations including the Automotive Industry Action Group (AIAG). The AIAG has been proactive in working with OEMs and Tier 1, 2 and 3 suppliers to ensure that the industry as a whole addresses the Year 2000 problem. Tools to assist in achieving compliance include standardized questionnaires, regular meetings of members, and follow-up by AIAG personnel regarding answers to questionnaires. The Company has used these resources in developing Year 2000 compliance programs.

      Despite the Company’s comprehensive efforts, and its present state of readiness, there can be no absolute assurance that there will not be a material adverse impact on the Company from a failure to meet Year 2000 requirements in the computer systems needed to serve the Company, especially if third parties do not convert their systems in a timely manner and in a way that is compatible with the Company’s systems. We believe that our actions with suppliers will minimize these risks.

      The cost of Year 2000 readiness for its information and production systems, products, customers, and suppliers has not had a material adverse impact on the consolidated results of operations of the Company, and is not expected to have such an impact on future results.

New Accounting Standards

      In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This standard provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. This standard was effective for fiscal years beginning after June 15, 1999, with earlier adoption permitted. The FASB has since issued SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133.” This pronouncement amended SFAS No. 133 to defer its effective date to fiscal years beginning after June 15, 2000.

      The American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-5, “Reporting the Costs of Start-up Activities.” SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. This statement requires capitalized costs related to start-up activities to be expensed as a cumulative effect of a change in accounting principle when the statement is adopted.

      The Company believes that the adoption of these standards will not have a material effect on its results of operations or financial position.

Prospective Information

      We expect our worldwide sales for fiscal year 2000 to be essentially unchanged from actual 1999 levels. The Rubber segment is not forecast to change, the Plastic segment is expected to decline slightly, and the Tread segment is expected to report a slight increase in sales.

      Despite the lack of revenue growth, we have targeted an earnings improvement of over 35%. This large improvement takes into account the fact that last year’s results were negatively impacted by $0.31 per share related to excise tax issues in Brazil and a voluntary early retirement program in the United States. The remainder of the forecast improvement in earnings is due to expected improvements in our U.K. subsidiary and in Brazil. Both of these groups are part of the Rubber segment.

      Risks to achieving the expected operating improvements fall into two categories — those that are unique to the Company and those that are shared with others in the industry or other multinational companies (market risk). The two major risks that are specific to us are launch issues and capacity utilization. Launch activity for fiscal 2000 is about the same as for fiscal 1999. Major launches are the V184 (Transit van) in Europe, the GMT800 (Silverado pickup) in the Rubber segment and the PT Cruiser in Mexico. Extended delays or unanticipated difficulties in launching any of these products would have a negative impact on expected results. The Company’s executive decision-making group (CEO, COO and CFO) continues to evaluate our capacity needs throughout the world. With recent additions to capacity in Brazil, Mexico and Poland, the need for rationalization of older capacity exists.

      The primary market risks in fiscal year 2000 remain virtually unchanged from last year. Fluctuations in interest rates and currency exchange rates, particularly in emerging markets continue to be significant risks for the Company. Another risk that could significantly impact the Company is raw material pricing. Many products, while adequate in supply, are at or near record low price levels. Any large increases in these costs could have a significant impact on our results, as raw material is the largest single component of our cost structure.

      Price pressures in the Company’s automotive businesses are due in part to the overcapacity that exists in the global automotive industry. This overcapacity has forced OEMs to keep prices low or offer larger incentives to lure buyers into the showroom. OEMs have then turned to their suppliers seeking continued price reductions. The overcapacity in the industry could further intensify competition. This could lead to even greater demands for price reductions from the Company’s customers. In such a scenario, the Company’s financial performance could be adversely impacted. It is important to note, however, that the Company has successfully managed the impact of these pricing pressures in the past.

Cautionary Statements for Purposes of

“Safe Harbor” Under the Private Securities
Reform Act of 1995

      Certain statements in this Management’s Discussion and Analysis, the attached Financial Statements, elsewhere in this Annual Report on Form 10-K, in the Company’s press releases and in oral statements made by or with the approval of an authorized executive officer of the Company constitute “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995. These may include statements projecting, forecasting or estimating Company performance and industry trends with respect to, among other things, the Company’s future earnings, the proposed merger with Cooper Tire & Rubber Company and the Company’s proposed future investments and product development. The achievement of the projections, forecasts or estimates is subject to certain risks and uncertainties. Actual results and events may differ materially from those projected, forecasted or estimated. The applicable risks and uncertainties include general economic and industry conditions that affect all international businesses, as well as matters that are specific to the Company and the markets it serves.

      General risks that may impact the achievement of such forecasts include compliance with new laws and regulations; significant raw material price fluctuations; currency exchange rate fluctuations; limits on repatriation of funds; and political uncertainties. Specific risks to the Company include risk of recession in the economies in which its products are sold; the concentration of a substantial percentage of the Company’s sales with a few major OEM customers; labor relations at the Company, its customers and its suppliers; competition in pricing and new product development from larger companies with substantial resources; continued globalization of the automotive supply base resulting in new competition in certain locations; and the impact on the Company if the proposed merger with Cooper Tire & Rubber Company is not completed. Further information concerning issues that could materially affect financial performance is contained in the Company’s periodic filings with the Securities and Exchange Commission.

Management’s Responsibility for Financial Statements

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

      Standard Products’ internal controls are designed to provide reasonable assurance as to the integrity and reliability of the financial statements and to adequately safeguard, verify and maintain accountability of assets. Such controls are based on established written policies and procedures, are implemented by trained, skilled personnel with an appropriate segregation of duties and are monitored through a comprehensive internal audit program. These policies and procedures prescribe that the Company and all its employees are to maintain the highest ethical standards and that its business practices throughout the world are to be conducted in a manner which is above reproach.

      Arthur Andersen LLP, independent auditors, are retained to audit the Company’s financial statements. Their accompanying report is based on audits conducted in accordance with generally accepted auditing standards, which include the consideration of the Company’s internal controls to establish a basis for reliance thereon in determining the nature, timing and extent of audits tests to be applied.

      The Board of Directors exercises its responsibility for these financial statements through its Audit Committee, which consists entirely of independent non-management Board members. The audit committee meets periodically with the independent auditors and with the Company’s internal auditors, both privately and with management present, to review accounting, auditing, internal controls and financial reporting matters.

RONALD L. ROUDEBUSH	DONALD R. SHELEY, JR.
Ronald L. Roudebush	Donald R. Sheley, Jr.
Vice Chairman and Chief Executive Officer	Vice President, Finance and Chief Financial Officer

Report of Independent Public Accountants

TO THE SHAREHOLDERS AND THE BOARD OF DIRECTORS, THE STANDARD PRODUCTS COMPANY:

      We have audited the accompanying Consolidated Balance Sheets of The Standard Products Company (an Ohio corporation) and Consolidated Subsidiaries as of June 30, 1999 and 1998, and the related consolidated statements of income, shareholders’ equity and comprehensive income and cash flows for each of the three fiscal years in the period ended June 30, 1999. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Standard Products Company and Consolidated Subsidiaries as of June 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three fiscal years in the period ended June 30, 1999 in conformity with generally accepted accounting principles.

ARTHUR ANDERSON LLP

Detroit, Michigan,
July 22, 1999, except for
Note 18 as to which the
date is August 23, 1999.

CONSOLIDATED STATEMENTS OF INCOME

	The Standard Products Company
	and Consolidated Subsidiaries
	for the Years Ended June 30,
	1999	1998	1997

	(Thousands of Dollars Except Share Data)
Net Sales	$1,083,785	$1,101,309	$1,108,268

Cost of Goods Sold:
Materials, wages and other manufacturing costs	891,244	888,385	916,821
Research, engineering and development expenses	48,134	46,955	45,991

	939,378	935,340	962,812

Gross Income	144,407	165,969	145,456
Selling, General and Administrative Expenses	79,232	78,025	68,559
Non-recurring Charge (Note 2)	—	—	17,661

	65,175	87,944	59,236

Other (Income) Expense:
Royalty and dividend income	(587)	(426)	(658)
Interest expense	14,271	12,389	12,914
Other, net	3,524	7,459	521

	17,208	19,422	12,777

Income before Taxes on Income	47,967	68,522	46,459
Provision for Taxes on Income	19,077	25,078	18,929

Net Income	$28,890	$43,444	$27,530

Earnings Per Common Share:
Basic	$1.78	$2.58	$1.64

Diluted	$1.78	$2.56	$1.63

Weighted average shares outstanding:
Basic	16,226,340	16,848,967	16,803,849
Diluted	16,250,934	16,975,321	16,855,624

      The accompanying notes are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS

	The Standard Products
	Company and Consolidated
	Subsidiaries, June 30,
	1999	1998

	(Thousands of Dollars
	Except Share Data)

ASSETS

Current Assets:
Cash and cash equivalents	$3,467	$1,625
Receivables, less allowances of $3,675 in 1999 and $3,949 in 1998 (Note 3)	173,909	151,535
Inventories (Note 4)	55,151	61,139
Prepaid expenses	27,973	25,319

Total current assets	260,500	239,618

Property, Plant and Equipment, at cost:
Land and buildings	138,818	125,906
Machinery and equipment	531,643	498,282

	670,461	624,188
Less — Accumulated depreciation	(321,272)	(293,836)

Net property, plant and equipment	349,189	330,352

Goodwill, net	75,344	63,617
Other Assets, net (Note 5)	52,789	50,659

	$737,822	$684,246

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Short-term notes payable	$14,737	$14,994
Current maturities of long-term debt	38,770	14,031
Accounts payable and accrued expenses (Note 6)	193,539	183,646
Dividend payable	2,892	2,869

Total current liabilities	249,938	215,540

Long-term Debt, net of current maturities	119,226	92,457
Other Postretirement Benefits, net of current (Note 9)	24,024	24,362
Deferred Income Taxes and Other Credits	54,341	51,715
Commitments and Contingent Liabilities (Note 11)

Shareholders’ Equity (Note 12):
Serial preferred shares, without par value, authorized 6,000,000 voting shares and 6,000,000 non-voting shares, none issued	—	—
Common shares, par value $1 per share, authorized 50,000,000 shares, issued 16,922,346 in 1999 and 16,877,693 in 1998	16,922	16,878
Paid-in capital	100,326	99,462
Less: 858,050 shares of common stock held in treasury, at cost	(20,383)	—
Retained earnings	220,078	202,599
Accumulated other comprehensive loss	(26,650)	(18,767)

Total shareholders’ equity	290,293	300,172

	$737,822	$684,246

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	The Standard Products Company and
	Consolidated Subsidiaries for the
	Years Ended June 30,
	1999	1998	1997

	(Thousands of Dollars)

Cash Flows from Operating Activities:
Net income	$28,890	$43,444	$27,530

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54,569	55,131	53,130
Deferred taxes and other credits	(861)	1,005	(974)
Equity in loss (income) of non-consolidated affiliates	445	3,478	(1,103)
Effect of changes in foreign currency	1,293	1,163	929
Other	(6,690)	(2,528)	2,763

Net changes in assets and liabilities:
Receivables	(18,953)	23,161	5,877
Inventories	6,564	5,025	(6,079)
Accounts payable and accrued expenses	6,716	(23,582)	(2,028)

Net cash provided by operating activities	71,973	106,297	80,045

Cash Flows from Investing Activities:
Purchase of property, plant and equipment, net	(67,214)	(77,335)	(59,004)
Investments in affiliates and non-consolidated entities	(2,568)	(1,307)	(264)
Assets acquired by purchase of businesses	(20,393)	—	—

Net cash used by investing activities	(90,175)	(78,642)	(59,268)

Cash Flows from Financing Activities:
Proceeds of long-term borrowings	$105,305	$27,144	$18,076
Net increase (decrease) in short-term borrowings	239	(4,651)	18,447
Stock repurchases	(20,383)	—	—
Repayment of long-term borrowings	(54,155)	(43,666)	(39,586)
Cash dividends	(11,411)	(11,465)	(11,579)
Proceeds from exercise of stock options	246	533	134

Net cash provided by (used by) financing activities	19,841	(32,105)	(14,508)

Effect of exchange rate changes on cash and cash equivalents	203	(897)	703
Increase (decrease) in cash and cash equivalents	1,842	(5,347)	6,972
Cash and cash equivalents at the beginning of the year	1,625	6,972	—

Cash and cash equivalents at the end of the year	$3,467	$1,625	$6,972

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME

	The Standard Products Company and Consolidated Subsidiaries
	for the Years Ended June 30, 1999, 1998 and 1997
					Accumulated
					Other	Total
	Common	Paid-In	Treasury	Retained	Comprehensive	Shareholders’	Comprehensive
	Shares	Capital	Stock	Earnings	Loss	Equity	Income

							(Thousands of
	(Thousands of Dollars Except Share Data)						Dollars)

JUNE 30, 1996	$16,785	$96,906	$—	$154,669	$(9,595)	$258,765
Net income	—	—	—	27,530	—	27,530	27,530
Cash dividends ($.68 per share)	—	—	—	(11,579)	—	(11,579)	—
Foreign currency translation adjustments	—	—	—	—	(6,552)	(6,552)	(6,552)
Restricted stock awards	—	1,051	—	—	—	1,051	—
Sale of 24,856 shares to option holders	25	109	—	—	—	134	—
Minimum pension liability	—	—	—	—	(992)	(992)	(992)

JUNE 30, 1997	$16,810	$98,066	$—	$170,620	$(17,139)	$268,357	$19,986
Net income	—	—	—	43,444	—	43,444	$43,444
Cash dividends ($.68 per share)	—	—	—	(11,465)	—	(11,465)	—
Foreign currency translation adjustments	—	—	—	—	(4,121)	(4,121)	(4,121)
Restricted stock awards	—	931	—	—	—	931	—
Sale of 67,950 shares to option holders	68	465	—	—	—	533	—
Minimum pension liability	—	—	—	—	2,493	2,493	2,493

JUNE 30, 1998	$16,878	$99,462	$—	$202,599	$(18,767)	$300,172	$41,816
Net income	—	—	—	28,890	—	28,890	28,890
Cash dividends ($.71 per share)	—	—	—	(11,411)	—	(11,411)	—
Foreign currency translation adjustments	—	—	—	—	(5,164)	(5,164)	(5,164)
Restricted stock awards	—	662	—	—	—	662	—
Sale of 44,653 shares to option holders	44	202	—	—	—	246	—
Minimum pension liability	—	—	—	—	(2,719)	(2,719)	(2,719)
Treasury stock repurchased	—	—	(20,383)	—	—	(20,383)	—

JUNE 30, 1999	$16,922	$100,326	$(20,383)	$220,078	$(26,650)	$290,293	$21,007

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of Dollars Except Share Data)

1.	Summary of Significant Accounting Policies and Principles of Consolidation

      The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Major intercompany items have been eliminated.

      The Company’s investments in affiliate operations are accounted for by both the equity and cost methods of accounting. The cost method is followed in those situations where the Company’s ownership is less than 20% and operations are conducted by management of the affiliate. Income is recorded as received. The equity method of accounting is followed in those situations of larger ownership interests but less than 51%, and the Company’s results of operations include those of the affiliate to the extent of its ownership interest.

      The Company’s investment in Nishikawa Standard Company (NSC), a 50% owned joint venture in the United States, is accounted for under the equity method. The Company’s investment in NSC at June 30, 1999 and 1998 was $18,325 and $17,076, respectively, and is included in Other Assets in the accompanying Consolidated Balance Sheets. The Company and its joint venture partner made equal capital contributions to the partnership to be used for general operating purposes in the amounts of $2,000 and $1,200, during 1999 and 1998, respectively. The Company’s share of NSC’s operating income (loss) was ($752), ($3,733) and $969 in fiscal 1999, 1998 and 1997, respectively.

      Under the terms of NSC’s revolving credit and term loan facility, the joint venture partners are required to guarantee a portion of NSC’s borrowings. The Company’s share of these guarantees at June 30, 1999 was $5,950.

Cash and Cash Equivalents

      Cash and cash equivalents include bank deposits and repurchase agreements at varying rates of interest and with original maturities less than thirty days. These investments are carried at cost which approximates market value.

      The following is additional information related to the accompanying consolidated statements of cash flows:

	1999	1998	1997

Cash paid for interest	$14,189	$13,054	$12,314
Cash paid for income taxes	$22,369	$20,087	$18,819

Foreign Currency Translation

      The financial statements of the Company’s foreign subsidiaries have been translated in accordance with Statement of Financial Accounting Standards (SFAS) No. 52. Except for the Brazilian and Mexican subsidiaries, current rates of exchange are used to translate the balance sheets of these entities, while the average exchange rates of each fiscal year are used for the translation of income and expense accounts. The resulting unrealized gains and losses are recorded as a component of shareholders’ equity. SFAS No. 52 prescribes criteria which, if met, allows for the translation of its results using the remeasurement process. The Company has used the remeasurement process for its Mexican and Brazilian operations since their inception in 1995 and 1996, respectively. Accordingly, foreign currency gains or losses of the Brazilian and Mexican subsidiaries have been reflected in income currently.

      The Company believes that in fiscal 2000, the criteria required to use the U.S. dollar as the functional currency in Brazil will no longer be met. The Company expects to record a charge of approximately $28,000 as a component of shareholders’ equity at that time.

Property, Plant and Equipment

      Property, plant and equipment are recorded at cost. The Company provides for depreciation of plant and equipment using the straight-line and sum-of-years’ digits methods at annual rates based on the following estimated service lives of the property:

Buildings	15 to 25 years

Machinery and Equipment	10 to 14 years

Furniture and Fixtures	7 to 10 years

      Maintenance and repair expenditures are charged to income as incurred. Expenditures for improvements and major renewals are capitalized. When assets are retired, the related cost and accumulated depreciation are removed from the accounts, and any gain or loss on the disposition is credited or charged to income.

Inventories

      Inventories are stated at the lower of cost or market. A substantial portion of domestic inventories are valued using the last-in, first-out (LIFO) method, and the remaining inventories are valued using the first-in, first-out (FIFO) method. Cost includes the cost of materials, direct labor and the applicable share of manufacturing overhead.

Goodwill

      Goodwill, which represents the excess of purchase price over the fair value of assets acquired, is amortized on a straight-line basis over its estimated useful life but not in excess of 40 years. Recoverability is reviewed annually or sooner if events or changes in circumstances indicate that the carrying amount may exceed fair value. Recoverability is then determined by comparing the undiscounted net cash flows of the net assets to which the goodwill applies to the net book value, including goodwill, of those assets.

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

Retirement Plans

      The Company’s policy is to fund the pension costs of defined benefit plans in accordance with the Employee Retirement Income Security Act of 1974, as amended (ERISA). Defined contribution and multi-employer plans are funded as accrued, and the accrual is based upon hourly rates or a percentage of the unit’s performance.

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

Financial Instruments

      The Company’s financial instruments recorded on the balance sheet include cash and cash equivalents, trade receivables and payables and debt obligations. The book value of cash and cash equivalents, trade receivables and payables and short-term debt are considered to be representative of fair value because of the short maturity of these instruments. The fair value of long-term debt is based on rates available to the Company for debt with comparable terms and maturities.

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

Concentration of Credit Risk

      The Company designs and manufactures engineered rubber and plastic components for original equipment manufacturers. Financial instruments which potentially subject the Company to concentrations of credit risk are primarily accounts receivable. The Company performs ongoing credit evaluations of its customers’ financial condition. The allowance for non-collection of accounts receivable is based on the expected collectibility of all accounts receivable.

Impairment of Assets

      The Company reviews its long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Measurement of the amount of impairment may be based on appraisal, market values of similar assets or estimated undiscounted future cash flows resulting from the use and ultimate disposition of the asset.

Stock-Based Compensation

      The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. The Company also provides pro forma net income and pro forma earnings per share disclosures for employee stock option grants made as if the fair-value based method had been applied.

Comprehensive Income

      During fiscal year 1999, the Company adopted SFAS No. 130 “Reporting Comprehensive Income”, which establishes standards for the reporting and display of comprehensive income. Comprehensive income is defined as all changes in a Company’s net assets except changes resulting from transactions with shareholders. It differs from net income in that certain items currently recorded to equity are included in comprehensive income. Prior years have been restated to conform to the requirements of SFAS No. 130.

Reclassifications

      Certain prior year amounts have been reclassified to conform to their 1999 presentation in the financial statements.

2. Non-recurring Charge

      In 1997, the Company closed two automotive parts plants in Schenectady, New York and Lexington, Kentucky, and recorded a non-recurring charge of $17,661 or $0.63 per share of common stock, after tax. The closures were undertaken to reduce overcapacity, which management feels will allow the Company to improve customer service, reduce operating costs and improve productivity and asset utilization. The closures were completed by December 1997, resulting in the reduction of 470 employees.

      The Company’s provision consisted of $12,485 to recognize severance and benefits for terminated employees and $5,176 for asset writedowns and building razing costs. Additional costs were charged to normal operations as incurred.

      During fiscal 1997, the Company also incurred $1,665 in expenses related to the transfer of business from the closed facilities to those that remained in operation. Since these costs benefited future operations, they were not included in the non-recurring charge. Examples included costs to move machinery, equipment and inventory, equipment set-up and relocation of employees retained by the Company.

3. Accounts Receivable Securitization

      The Company and certain of its U.S. subsidiaries have entered into an agreement to sell, on an ongoing basis, all of their accounts receivable to The Standard Products Funding Corporation (Funding Co.), a wholly owned subsidiary of the Company. Accordingly, the Company and those subsidiaries, irrevocably and without recourse, transfer all of their U.S. dollar denominated trade accounts receivable (principally representing amounts owed by original equipment customers in the U.S. automotive and related industries) to the Funding Co. The Funding Co. has sold and, subject to certain conditions, may from time to time sell an undivided interest in those receivables to the Clipper Receivables Corporation. The Funding Co. is permitted to receive advances of up to $50,000 for the sale of such undivided interest. At June 30, 1999, $50,000 has been advanced. The agreement expires in November 2000.

      Costs of the program, which primarily consist of the purchasers’ financing and administrative costs, totaled $3,015, $3,158, and $3,104 in fiscal 1999, 1998 and 1997 and have been classified as Selling, General and Administrative Expenses in the accompanying Consolidated Statements of Income. The Company maintains an allowance for doubtful accounts receivable ($3,675 and $3,949 at June 30, 1999 and 1998, respectively) based on the expected collectibility of all trade accounts receivable, including receivables sold.

4. Inventories

      The major components of inventory are as follows:

	1999	1998

	(Thousands of Dollars)
Raw materials	$23,066	$24,898
Work-in-process and finished goods	32,085	36,241

Total	$55,151	$61,139

Excess of FIFO cost over LIFO cost	$12,964	$13,119

      Approximately 46% of the Company’s inventories are valued at LIFO cost.

5.  Other Assets, net

      Other assets consist of the following:

	1999	1998

	(Thousands of Dollars)
Investments	$20,572	$18,976
Tooling	10,435	9,312
Patents and license agreements	2,647	3,299
Other intangibles	753	1,967
Deferred taxes	8,470	8,810
Other	9,912	8,295

Total	$52,789	$50,659

      Where applicable, amounts are presented net of accumulated amortization.

6.  Accounts Payable and Accrued Expenses

      Accounts payable and accrued expenses consist of the following:

	1999	1998

	(Thousands of Dollars)
Accounts payable	$94,997	$92,965
Accrued payrolls	32,392	30,675
Accrued other taxes	7,444	4,108
Federal income tax	4,320	1,996
Other accrued expenses	54,386	53,902

Total	$193,539	$183,646

7.  Financing Arrangements

	1999	1998

	(Thousands of Dollars)
Senior notes	$87,500	$100,000
Revolving credit agreement	65,000	—
Other debt	5,496	6,488

Total	157,996	106,488
Less — current maturities	38,770	14,031

	$119,226	$92,457

      At June 30, 1999, Senior Notes outstanding of $87,500 include two issues, $62,500 and $25,000. The $62,500 Senior Notes, placed directly with three affiliated insurance companies, are unsecured and accrue interest at 6.55%. Interest payments are payable semiannually, and annual principal payments of $12,500 started in December 1998 and continue through December 2002, with the balance due on maturity in December 2003. The $25,000 Senior Notes were paid on July 1, 1999.

      The Senior Note agreement requires the Company to maintain, among other restrictions, certain financial covenants as to net worth and leverage.

      The Revolving Credit Agreement (Credit Agreement) represents unsecured borrowings from a group of banks that have committed to make available borrowings up to $225,000 until September 2002 with provisions for extending the agreement beyond that date upon satisfaction of certain requirements. The loans may be denominated in either U.S. dollars or certain other currencies based upon Eurodollar interest rates or the agent bank’s base rate. An annual facility fee of 0.175% is due on the total commitment. The terms of the Credit Agreement also require the Company to maintain, among other restrictions, certain financial covenants as to net worth and leverage.

      Under the most restrictive covenants of the Company’s various loan agreements, $54,777 of retained earnings were not restricted at June 30, 1999 for the payment of dividends.

      The maturities of long-term debt for the five years subsequent to June 30, 1999 are:

(Thousands of Dollars)

2000	$38,770

2001	13,140

2002	13,002

2003	78,112

2004	12,888

Thereafter	2,084

$157,996

      The Company and its subsidiaries also have, from various banking sources, approximately $55,600 of unused short-term lines of credit at rates of interest approximating Eurodollar interest rates. These funds are available subject to satisfying covenant restrictions as to funded debt limitations. In 1999, the average borrowings under these sources were $30,000, and the highest month-end balance was $42,100. Comparable amounts for 1998 were $24,800 and $37,800, respectively, and $20,200 and $38,000, respectively, for 1997. The effective annual borrowing rate was 8.3% in 1999, 8.3% in 1998 and 7.3% in 1997. At June 30, 1999, the weighted interest rate was 9.4%.

8.  Fair Values of Financial Instruments

      The carrying amounts and fair values of the Company’s significant balance sheet financial instruments at June 30, 1999 and 1998, are as follows:

1999	Carrying	Fair
(Thousands of Dollars)	Amount	Values

Cash and cash equivalents	$3,467	$3,467
Short-term bank debt	14,737	14,737
Long-term bank debt (including current portion)	157,996	156,896

1998
(Thousands of Dollars)

Cash and cash equivalents	$1,625	$1,625
Short-term bank debt	14,994	14,994
Long-term bank debt (including current portion)	106,488	106,988

      Off balance sheet derivative financial instruments at June 30, 1999 and 1998, held for purposes other than trading, were as follows:

	1999		1998

	Contract/		Contract/
	Notional	Fair	Notional	Fair
	Amount	Values	Amount	Values

	(Thousands of Dollars)
Currency and interest rate swap	$7,342	$(208)	$31,010	$(219)
Foreign currency exchange agreements	17,000	(10)	14,000	148

      With regard to the combined currency and interest rate swap agreement, the notional amount of 43,432 French francs is payable by the Company to a bank, while the amount due from the bank to the Company is $7,342. Periodic payments are made by the Company and the bank until maturity in November 2000. Interest rates are fixed with a rate of 6.5% on payments to the bank and 5.8% on payments from the bank. Exchange rate fluctuations of the French franc payable to the bank are offset by the French franc receivable from the French subsidiary.

      Foreign exchange contracts hedging trade transactions mature over the next twelve months. Exchange contracts hedging foreign denominated intercompany loans mature no later than the maturity of the loan.

      The counterparties to each of these agreements are major commercial banks. Management believes that losses related to credit risk are remote.

      The Company actively monitors its exposure to risk from changes in foreign exchange rates and interest rates. Derivative financial instruments are used to reduce the impact of these risks. The Company does not use these instruments for trading purposes and does not use instruments where there are no underlying exposures. Management believes that its use of these instruments to reduce risk is in the Company’s best interest.

      The Company has estimated its market risk exposures using sensitivity analyses. Market risk exposure has been defined as the change in fair value of a derivative financial instrument and related balance sheet position assuming a 10% adverse change in market prices or rates. Fair value was determined using quoted market prices.

      A 58 basis point increase in interest rates (10% of the Company’s weighted average worldwide interest rate) affecting the Company’s floating financial instruments, including debt obligations and accounts receivable securitization, would result in an increase in annual interest expense of approximately $743.

      The Company has financial and related balance sheet positions that are sensitive to foreign currency exchange rates, including foreign currency forward exchange contracts and non-functional currency denominated receivables and payables. The net amount that is exposed to changes in foreign currency rates is then subjected to a 10% change in the value of the foreign currency versus the U.S. dollar. A 10% adverse change in foreign exchange rates would result in a pre-tax expense of approximately $521.

9.	Pensions and Postretirement Benefits Other Than Pensions

      The Company and its consolidated subsidiaries have a number of plans providing pension, retirement or profit-sharing benefits for substantially all employees. These plans include defined benefit, defined contribution and multi-employer plans. For defined benefit plans, those covering salaried employees provide pension benefits based upon the individual employee’s average compensation over the last five years, while hourly plans provide benefits of stated amounts for each year of service. The Company also has contractual arrangements with certain employees which provide for supplemental retirement benefits. The assets of the defined benefit plans consist of listed bonds, stocks, mutual investment funds and cash securities.

      The Company also has postretirement plans providing medical and life insurance benefits upon retirement if employees meet certain age and service requirements. The Company has reserved the right to modify or terminate such benefits at any time subject to applicable terms and conditions. All postretirement plans, other than pensions, are unfunded. The Company funds these benefits as claims are incurred. Spending limitations per annum are in effect for several plans, and future retirees of other plans will pay a portion of these costs.

      Effective July 1, 1998, the Company adopted SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The following table relates only to the Company’s defined benefit pension plans and postretirement plans described above and provides a reconciliation of the change in benefit obligation, the change in plan assets and the net amount recognized in the accompanying Consolidated Balance Sheets (based on a March 31 measurement date). The table includes an unfunded, nonqualified supplemental retirement plan covering certain employees whose participation in the qualified plan is limited by provisions of the Internal Revenue Code.

			Postretirement
	Pension Benefits		Benefits
	1999	1998	1999	1998

	(Thousands of dollars)

Change in Benefit Obligation
Benefit Obligation at Beginning of Year	$95,990	$86,486	$27,396	$27,811
Service Cost	3,232	2,470	401	368
Interest Cost	6,748	6,648	1,905	2,070
Amendments	427	22	—	42
Actuarial (Gain)/Loss	1,258	6,161	(466)	394
Foreign Currency Exchange Rate	—	—	—	(203)
Benefits Paid	(7,590)	(5,965)	(2,779)	(2,679)
Curtailment/Special Termination Benefits Cost	2,516	168	78	(407)

Benefit Obligation at End of Year	$102,581	$95,990	$26,535	$27,396

Change in Plan Assets
Market Value of Assets at Beginning of Year	$102,199	$83,474	$—	$—
Actual Return on Assets	(3,067)	22,895	—	—
Contributions Received	2,212	1,795	2,779	2,679
Benefits Paid	(7,590)	(5,965)	(2,779)	(2,679)

Market Value of Assets at End of Year	$93,754	$102,199	$—	$—

Reconciliation of Funded Status of Plan
Funded Status	$(8,827)	$6,209	$(26,535)	$(27,396)
Unrecognized Net Transition Asset	(3,959)	(4,633)	—	—
Unrecognized Prior Service Cost	3,592	3,520	38	42
Unrecognized Net (Gain)/Loss	12,220	(1,368)	81	636

(Accrued)/Prepaid Benefit Cost	$3,026	$3,728	$(26,416)	$(26,718)

Amounts Recognized in the Consolidated Balance Sheets
Prepaid Expenses	$2,119	$2,119	$—	$—
Intangible Asset	1,281	1,229	—	—
Accounts Payable and Accrual Expenses	(1,184)	1,515	(2,331)	(2,448)
Other Postretirement Benefits	—	—	(24,085)	(24,270)
Deferred Income Taxes and Other Credits	(3,685)	(2,911)	—	—
Accumulated Other Comprehensive Income	4,495	1,776	—	—

Net Amount Recognized	$3,026	$3,728	$(26,416)	$(26,718)

      The actuarial assumptions used in determining the funded status information shown above and net periodic benefit cost shown below were as follows:

	Pension Benefits
	1999	1998	1997

Discount Rate	7.25%	7.25%	7.75%
Expected return on plan assets	9.50%	9.50%	9.50%
Rate of compensation increase	4.50%	4.50%	5.00%

	Postretirement Benefits
	1999	1998	1997

Discount Rate	7.25%	7.25%	7.75%
Expected return on plan assets	9.50%	—	—
Healthcare cost trend rate 1999 to 2006	9.25% - 5.5%	10.0% - 5.5%	10.75% - 5.5%

	Pension Benefits
	1999	1998	1997

	(Thousands of dollars

Components of Net Periodic Benefit Cost for Year Ended June 30
Service Cost	$3,232	$2,470	$2,435
Interest Cost	6,748	6,648	6,262
Expected Return on Assets	(9,336)	(7,618)	(7,481)
Amortization of Transition Asset	(673)	(628)	(628)
Amortization of Prior Service Cost	355	356	352
Amortization of Net Loss	73	228	233

Net Periodic Benefit Cost	$399	$1,456	$1,173

Cost of Defined Contribution Plans	$5,309	$5,550	$5,033

Cost of Multi-employer Plans	$177	$232	$486

	Postretirement Benefits
	1999	1998	1997

Components of Net Periodic Benefit Cost for Year Ended June 30
Service Cost	$401	$368	$271
Interest Cost	1,905	2,070	1,922
Expected Return on Assets	—	—	—
Amortization of Transition Asset	—	—	—
Amortization of Prior Service Cost	5	—	(52)
Amortization of Net Loss	89	89	42

Net Periodic Benefit Cost	$2,400	$2,527	$2,183

      The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $29.4 million, $28.6 million and $22.2 million, respectively, as of June 30, 1999 and $24.2 million, $23.4 million and $18.8 million, respectively, as of June 30, 1998.

      Assumed healthcare cost trend rates have a significant effect on the amounts reported for the postretirement plans. A 1% rise in the assumed rate of healthcare cost increases each year would increase the postretirement benefit obligation as of June 30, 1999 by $1.8 million and increase the postretirement net periodic benefit cost by $0.2 million for the year ended June 30, 1999.

      The Company also recorded expenses related to a voluntary early retirement program during 1999. The impact of this program was $2,516 and is reflected in the accompanying Consolidated Statement of Income.

10.  Leases

      The Company and its subsidiaries have operating leases covering manufacturing facilities, transportation and material handling equipment, and computer hardware and software expiring at various dates through 2037.

      The following is a schedule of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of June 30, 1999:

(Thousands of dollars)
2000	$8,015
2001	5,211
2002	3,368
2003	2,168
2004 and later years	8,327

Total minimum payments required	$27,089

      Rent expense was $13,244, 13,445 and $14,372 for the years ended June 30, 1999, 1998 and 1997, respectively.

11.  Commitments and Contingent Liabilities

      The Company and its subsidiaries are involved in certain legal actions and claims. In the opinion of management, any liability which may ultimately be incurred would not materially affect the financial position or results of operations of the Company.

      The Company retains the risk with respect to certain employee medical and workers’ compensation benefits. Medical coverage is capped at $1,000 over the lifetime of the employee. The Company has insurance to cover catastrophic claims for workers’ compensation benefits in excess of $500 per claim and $15,100 in the aggregate. Reserves are included in the accompanying Consolidated Balance Sheets in accrued expenses.

      The Company has accrued $8,357 and $9,791 for workers’ compensation claims as of June 30, 1999 and 1998, respectively.

12.  Shareholders’ Equity

      Options to purchase common shares have been granted under various employee stock option plans adopted by shareholders. For each plan, options are exercisable over periods of five or ten years. The option price is either the fair market value at the time the option is granted or 110% of the fair market value at the time the option is granted for those individuals owning more than ten percent of the common shares of the Company. Under the plan, 40% of the options become exercisable one year from the date of grant, an additional 40% after the second year and the remainder after the third year. The options have a maximum life of ten years from the date of the grant. Summarized below is stock option activity for 1998 and 1999.

		Range of
	Shares	Option Prices

Stock options outstanding at June 30, 1997	548,704	$17.88–$36.99
Options granted	342,550	25.25– 29.00
Options exercised	(53,070)	17.88– 29.13
Options cancelled	(56,024)	19.25– 36.99

Stock options outstanding at June 30, 1998	782,160	$17.88–$32.05
Options granted	114,800	17.50– 26.38
Options exercised	(12,219)	17.88– 25.25
Options cancelled	(82,610)	19.25– 32.05

Stock options outstanding at June 30, 1999	802,131	$17.88–$29.00

      The Company adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation,” but elected to continue to measure compensation cost using the intrinsic value method, in accordance with APB 25. Accordingly, no compensation cost for stock options has been recognized. If compensation cost had been determined based on the estimated fair value of options previously granted, consistent with the methodology in SFAS No. 123, the pro forma effects on the Company’s net income and earnings per share would have been:

	1999	1998

Net Income
As reported	$28,890	$43,444
Pro forma	27,895	42,017
Diluted Earnings per Share
As reported	$1.78	$2.56
Pro forma	1.72	2.48

      The estimated fair value as of the date of grant of options granted in 1999 and 1998, using the Black-Scholes option-pricing model, was as follows:

	1999	1998

Estimated fair value per share of options granted during the year	$9.33	$9.05

Assumptions:
Annualized dividend yield	2.7%	2.3%
Common stock price volatility	35.4%	28.1%
Risk-free rate of return	5.9%	5.5%
Expected option term (in years)	7	7

      At June 30, 1999, options for 444,141 shares were exercisable at a weighted average exercise price of $24.66 a share. Shares reserved for the future granting of options were 424,762 and 456,895 and as of June 30, 1999 and 1998, respectively.

      Under The Standard Products Company’s 1997 and 1991 Restricted Stock Plans, 525,000 common shares were reserved for restricted stock awards. Shares awarded are earned ratably over the term of the restricted stock agreement, based upon achieving specified performance goals. Generally, transferability of shares earned is restricted for a specified number of years following the year in which they were earned. Until the restrictions lapse, the recipient of earned restricted shares is entitled to all of the rights of a shareholder, including the right to vote the shares, but the shares are restricted as to transferability and subject to forfeiture to the Company during the restricted period. Shares awarded were 12,000 in 1999, 62,500 in 1998, 75,000 in 1995 and 187,500 in 1992. Of the shares awarded, 23,000 shares were earned in 1999, 32,600 shares in 1998 and 35,000 shares in 1997. In 1999, $662 was charged to operations as compensation expense based upon the market value of the earned shares. The similar charge to operations in 1998 and 1997 was $931 and $1,051, respectively. At June 30, 1999, 188,000 shares remain available for future awards.

      On January 26, 1999, the Board of Directors adopted a shareholder rights agreement designed to protect shareholders from various abusive takeover tactics, including attempts to acquire control of the Company at an inadequate price. Under the rights agreement, each shareholder received a dividend of one right for each outstanding share of common stock. The rights are attached to, and presently trade with, the common stock and are not exercisable. Except as specified below, upon becoming exercisable, all rights holders will be entitled to purchase from the Company one one-thousandth of a Series A Non-Voting Serial Preferred Share at a price of $100.

      The rights become exercisable and will begin to trade separately from the common stock upon the earlier of (i) the close of business on the 10th calendar day following the first public announcement that a person or group of affiliated persons has acquired beneficial ownership of 15% or more of the outstanding common stock (the “Share Acquisition Date”) or (ii) the close of business on the 10th business day following the commencement of a tender offer or exchange offer that would result, upon its consummation, in a person or group of affiliated persons becoming the beneficial owner of 15% or more of the outstanding common stock. Each right will entitle the holder to purchase common stock of an acquiring company having a market value of twice the exercise price of the right, upon the completion of certain mergers, acquisitions, or sales of assets that are not first approved by the Board of Directors of the Company. The Company may redeem the rights for $0.01 each at any time up to one day after the Share Acquisition Date. The rights expire at the close of business on January 26, 2009, unless previously redeemed or exchanged by the Company.

      In connection with the rights agreement, the Board of Directors approved the designation of, out of the authorized but unissued shares of serial preferred shares of the Company, Series A Non-Voting Serial Preferred shares, consisting of 1,000,000 shares without par value. The holders of the Series A Non-Voting Serial Preferred shares are entitled to receive dividends, if declared by the Board of Directors, from funds legally available. Holders of preferred shares have the right to vote together as a class on certain limited matters, but they do not have the right to vote with the common shares on matters presented to the common shareholders. The shares are not redeemable by the Company or convertible into common shares or any other security of the Company.

13.  Earnings per Share

      The Company has adopted the provisions of SFAS No. 128, “Earnings per Share.” The information required by this pronouncement is presented on the face of the Company’s “Consolidated Statements of Income.” A reconciliation of the numerators and denominators of the basic and diluted earnings per share are as follows:

	1999	1998	1997

Net Income	$28,890	$43,444	$27,530

Basic:
Basic Shares	16,226	16,849	16,804

Basic EPS	$1.78	$2.58	$1.64

Diluted:
Basic Shares	16,226	16,849	16,804
Stock Options	25	126	52

	16,251	16,975	16,856

Diluted EPS	$1.78	$2.56	$1.63

14.  Segment Information

      The Company has adopted SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” SFAS No. 131 establishes standards for reporting information about operating segments. It also establishes standards for related disclosures about products and services, geographic areas and major customers.

      Previously, the Company reported its results using two operating segments, Transportation Equipment and Tread Rubber. In November 1998, in an effort to improve customer focus and profitability, the Company organized its operations into several business units based on three primary factors: products, customers and geography. Under this new structure and in accordance with SFAS No. 131, the various business units have been aggregated into four reportable operating segments. They are Engineered Rubber Products, Engineered Plastic Products, Tread Rubber and Other. The Engineered Rubber Products segment produces sealing, noise and vibration control parts and systems for original equipment manufacturers of cars and light trucks throughout the world. The Engineered Plastic Products segment produces various polymer based parts for the appliance, automotive and construction industries primarily in North America. The Tread Rubber segment produces products for the tire retreading industry primarily in North America. Finally, the Other segment includes the Company’s corporate office, technology group and intercompany activities, none of which meet the requirements of being classified separately as an operating segment. Prior year disclosures have been restated to conform to the current year presentations.

      Each business unit reports its results from operations, prepares its strategic plan and requests funds for capital spending and acquisitions to the chief operating decision group. This group consists of the Vice Chairman and Chief Executive Officer, the President and Chief Operating Officer and the Vice President of Finance and Chief Financial Officer.

      The accounting policies of the operating segments are the same as those described in the Summary of Significant Accounting Policies in Note 1. The Company evaluates the performance of its operating segments on various factors including sales, earnings from operations and operating cash flow.

	1999	1998	1997

	(Thousands of dollars

Net Sales:
Engineered Rubber Products	$742,181	$798,401	$798,545
Engineered Plastic Products	205,338	179,235	188,341
Tread Rubber	160,908	150,256	145,497
Other	9,461	10,925	9,776
Less — Intersegment Sales	(34,103)	(37,508)	(33,891)

Net sales	$1,083,785	$1,101,309	$1,108,268

Income before taxes on income:
Engineered Rubber Products	$75,062	$91,834	$80,819
Engineered Plastic Products	21,265	14,284	(3,127)
Tread Rubber	12,074	14,040	9,128
Other	(43,226)	(32,214)	(27,584)

Earnings from operations	$65,175	$87,944	$59,236
Equity (income) loss of affiliate	752	3,733	(969)
Interest expense	14,271	12,389	12,914
Other non-operating (income) expense	2,185	3,300	832

Income before taxes on income	$47,967	$68,522	$46,459

Assets:
Engineered Rubber Products	$508,813	$474,718	$485,920
Engineered Plastic Products	87,636	56,527	57,907
Tread Rubber	70,415	67,089	61,313
Other	70,958	85,912	86,719

Total assets	$737,822	$684,246	$691,859

Depreciation and amortization:
Engineered Rubber Products	$37,607	$40,056	$38,296
Engineered Plastic Products	6,897	6,675	7,586
Tread Rubber	5,356	4,668	2,600
Other	4,709	3,732	4,648

Total depreciation and amortization	$54,569	$55,131	$53,130

Additions to long-lived assets:
Engineered Rubber Products	$45,584	$56,898	$46,757
Engineered Plastic Products	9,046	4,039	3,590
Tread Rubber	6,912	11,236	5,321
Other	5,672	5,162	3,336

Total additions to long-lived assets	$67,214	$77,335	$59,004

      Sales to three customers exceeded 10 percent of total net sales in 1999, 1998 and 1997. The percentage of sales of each of these customers to total consolidated sales were as follows:

	1999	1998	1997

Ford Motor	22%	22%	24%
General Motors	13%	13%	13%
DaimlerChrysler	17%	18%	18%

      Information on the Company’s geographic areas is as follows:

	1999	1998	1997

	(Thousands of Dollars)

Net Sales:
United States	$598,325	$593,747	$619,068
Canada	232,400	224,515	218,427
England	112,344	103,618	97,901
France	124,168	125,975	136,603
Brazil	39,087	76,913	58,680
Mexico	2,049	833	—
Less inter-area sales	(24,588)	(24,292)	(22,411)

Total net sales	$1,083,785	$1,101,309	$1,108,268

Long-lived assets:
United States	$142,742	$130,277	$123,305
Canada	42,520	40,323	41,209
England	49,410	51,890	36,681
France	46,858	45,604	44,974
Brazil	55,241	54,494	52,628
Mexico	12,418	7,764	4,209

Total long-lived assets	$349,189	$330,352	$303,006

15.  Income Taxes

	1999	1998	1997

	(Thousands of Dollars)

Income before taxes:
United States	$34,697	$43,570	$17,016
Foreign	13,270	24,952	29,443

Total	$47,967	$68,522	$46,459

Provision for income taxes:

Current taxes:
Federal	$9,143	$7,760	$8,887
Foreign	10,209	8,994	11,030
State and local	2,039	2,217	1,882

Total	21,391	18,971	21,799

Deferred taxes:
Federal	(792)	6,881	(3,111)
Foreign	(1,457)	(875)	321
State and local	(65)	101	(80)

Total	(2,314)	6,107	(2,870)

Total provision	$19,077	$25,078	$18,929

      A reconciliation of income tax expense to the U.S. statutory rate is as follows:

	1999	1998	1997

Tax at U.S. statutory rate	35.0%	35.0%	35.0%
Difference in effective rate of international operations	8.6	(0.9)	2.2
State and local income tax	2.7	2.2	2.5
Permanent book to tax differences not deductible	1.7	0.5	2.7
Tax credits	(8.2)	(0.2)	(1.4)
Other, net	—	—	(0.3)

Effective tax rate	39.8%	36.6%	40.7%

      Deferred tax assets (liabilities) result from differences in the basis of assets and liabilities for tax and financial statement purposes. The cumulative effect of the major items follows:

	1999	1998

	(Thousands of Dollars)

Deferred tax assets:
Nondeductible accrued expenses	$3,799	$5,517
Employee benefits	13,535	15,134
Net operating loss and tax credit carryforwards	15,698	11,221
All other items	4,441	757

Total deferred tax assets	$37,473	$32,629
Valuation allowance	(15,698)	(11,221)

Net deferred tax assets	$21,775	$21,408

Deferred tax liabilities:
Excess depreciation and amortization	$(29,401)	$(28,810)
All other items	766	(3,853)

Total deferred tax liabilities	$(28,635)	$(32,663)

Net deferred tax liability	$(6,860)	$(11,255)

      In accordance with the Company’s policy, as of June 30, 1999, United States income taxes have not been provided on approximately $150 million of undistributed earnings of international affiliates. It is not practicable to determine the amount of additional U.S. income taxes that could be payable upon remittance of these earnings since taxes payable would be reduced by foreign tax credits based upon income tax laws and circumstances at the time of distribution.

      The Company has recorded a valuation allowance to reflect the estimated potential tax benefits which may not be realized principally due to the inability of its Brazilian subsidiaries to fully utilize available net operating tax loss carryforwards in addition to unutilized state tax credits and state net operating tax loss carryforwards. The Company’s net operating losses carryforward expire fiscal year June 30, 2000 through June 30, 2013. These unrecognized tax benefits will be reported in the Consolidated Statements of Income as opportunities to utilize these carryforwards become more certain.

      Deferred tax assets are included in Prepaid expenses and Other Assets, net in the accompanying Consolidated Balance Sheets.

16.	Quarterly and Other Financial Data (Unaudited)

      The following tables set forth a summary of the quarterly results of operations for the years ended June 30, 1999 and 1998;

	1999
	Three Months Ended

	Sept. 30	Dec. 31	March 31	June 30

	(Thousands of Dollars
	Except Per Share Data)
Net sales	$231,815	$276,237	$269,958	$305,775
Gross income	22,387	30,422	38,757	52,841
Net income	434	4,855	6,320	17,281
Earnings per common share — Diluted	$0.03	$0.30	$0.39	$1.07

	1998
	Three Months Ended

	Sept. 30	Dec. 31	March 31	June 30

	(Thousands of Dollars
	Except Per Share Data)
Net sales	$246,173	$282,544	$277,942	$294,650
Gross income	27,237	39,304	46,088	53,340
Net income	2,811	8,761	13,559	18,313
Earnings per common share — Diluted	$0.16	$0.52	$0.80	$1.08

      The Company’s common shares are listed on the New York Stock Exchange. Quarterly market and dividend data are shown in the following tables.

	Price Range

	1999		1998

	High	Low	High	Low

Quarter
1st	$30.00	$17.00	$27.50	$25.13
2nd	$20.44	$14.25	$31.00	$24.44
3rd	$21.44	$14.69	$33.56	$25.56
4th	$29.00	$16.38	$35.88	$27.75

	Cash Dividends
	Declared

	1999	1998

Quarter
1st	$0.17	$0.17
2nd	$0.18	$0.17
3rd	$0.18	$0.17
4th	$0.18	$0.17

	$0.71	$0.68

      There were approximately 845 shareholders as of September 1, 1999.

17.  New Accounting Standards

      In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This standard provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. This standard was effective for fiscal years beginning after June 15, 1999, with earlier adoption permitted. The FASB has since issued SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133.” This pronouncement amended SFAS No. 133 to defer its effective date to years beginning after June 15, 2000.

      The American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-5, “Reporting the Costs of Start-up Activities.” SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. This statement requires capitalized costs related to start-up activities to be expensed as a cumulative effect of a change in accounting principle when the statement is adopted.

      The Company believes that the adoption of these standards will not have a material effect on its results of operations or financial position.

18.  Subsequent Event

      On July 27, 1999, the Company, Cooper Tire & Rubber Company (“Cooper”) and CTB Acquisition Company, a wholly owned subsidiary of Cooper entered into an Agreement and Plan of Merger (“Merger”). The Merger, which is valued at $36.50 per common share plus assumption of debt, provides that approximately 45% of the Company’s outstanding shares will be exchanged for Cooper common stock and approximately 55% of the Company’s outstanding shares will be exchanged for cash. The amount of Cooper stock to be exchanged for the Company’s common shares is subject to a collar arrangement. In addition, if the average price of Cooper stock on the closing date of the Merger is less than $18.00 per share, all of the Company’s outstanding common shares will be exchanged for $36.50 in cash. The transaction is intended to be tax free to the extent of any stock received by the Company’s shareholders. Completion of the transaction is subject to certain conditions, including approval of the Company’s shareholders and the receipt of all required regulatory approvals.

      Immediately prior to the execution of the Merger, Standard Products and National City Bank (“NCB") entered into an amendment (the “Rights Agreement Amendment”) to the Shareholder Rights Agreement (the “Rights Agreement”) dated as of January 26, 1999 between the Company and NCB. The Rights Agreement Amendment rendered the rights issued under the Rights Agreement inapplicable to the Merger and the transactions contemplated thereby. The Rights Agreement will remain in effect for any other transaction.

      On August 23, 1999, the Company announced it expected to record a one-time after-tax charge of approximately $15.3 million, in the first quarter of fiscal year 2000, related to a plan to reorganize its European network of manufacturing facilities. Additional after-tax charges, estimated at $5.9 million, will be recorded as operating expenses as they are incurred throughout fiscal year 2000. The additional charges consist primarily of employee relocation and equipment start-up costs associated with the realignment of manufacturing operations among the Company’s facilities.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
ON THE FINANCIAL STATEMENT SCHEDULE

To: The Standard Products Company

      We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in The Standard Products Company and Consolidated Subsidiaries 1999 Annual Report to Shareholders and have issued our report thereon dated July 22, 1999. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14(a)(2) of this Form 10-K is the responsibility of the Company’s management and is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

ARTHUR ANDERSEN LLP

ARTHUR ANDERSON LLP

Detroit, Michigan,
July 22, 1999, except for Note 18 as to which
the date is August 23, 1999.

S-1

VALUATION AND QUALIFYING ACCOUNTS

SCHEDULE II

For the Years Ended June 30, 1999, 1998 and 1997

(Thousands of Dollars)

Column A	Column B	Column C	Column D	Column E	Column F

	Balance	Additions
	At	Charged To			Balance
	Beginning	Costs And			At End
Description	Of Period	Expenses	Recoveries	Deductions	Of Period

Year Ended June 30, 1999

Reserve for Plant Closings	$4,050	$—	$—	$4,050	$—

Allowance for doubtful accounts	$3,949	$859	$14	$1,147	$3,675

Year Ended June 30, 1998

Reserve for Plant Closings	$12,545	$—	$—	$8,495	$4,050

Allowance for doubtful accounts	$2,863	$2,549	$447	$1,910	$3,949

Year Ended June 30, 1997

Reserve for Plant Closings(1)	$—	$17,661	$—	$5,116	$12,545

Allowance for doubtful accounts	$2,958	$543	$96	$734	$2,863

(1)	Additions are related to the closure of the Lexington, Kentucky and Schenectady, New York plants. These operations were discontinued and plants were closed by December 31, 1997.

S-2

EXHIBIT INDEX

If Incorporated by
Exhibit No.			Reference, Documents
Under Reg. S-K	Form 10-K		with which Exhibit
Item 601	Exhibit No.	Description	Was Previously Filed

2	2a	Stock Sale Agreement, Dated December 19, 1992 with respect to the acquisition of the Standard Products Industriel Group.	Form 8-K, Dated January 26, 1993 (Filed with the SEC on February 9, 1993; see Exhibit 2 therein)
3	3a	Second Amended and Restated Articles of Incorporation	Quarterly Report Form 10-Q (Filed with the SEC on February 12, 1999; see Exhibit 3a therein)
3	3b	Amended and Restated Code of Regulations	Form S-3 Registration No. 33-62054 (Filed with the SEC on May 5, 1993; see Exhibit 3.2 therein)
4	4a	Senior Notes Agreement — $75,000,000 6.55% Senior Notes due December 16, 2003, by and among The Standard Products Company and Metropolitan Life Insurance Company and certain of its Affiliates	Quarterly Report Form 10-Q (Filed with the SEC on February 11, 1994; see Exhibit 4 therein)
4	4b	First Amendment to Senior Notes Agreement — $75,000,000 6.55% Senior Notes due December 16, 2003 by and among The Standard Products Company and Metropolitan Life Insurance Company and certain of its Affiliates dated September 22, 1995	Annual Report Form 10-K (Filed with the SEC on September 16, 1997)
4	4c	Second Amendment to Senior Notes Agreement — $75,000,000 6.55% Senior Notes due December 16, 2003 by and among The Standard Products Company and Metropolitan Life Insurance Company and certain of its Affiliates dated December 9, 1996	Quarterly Report on Form 10Q (Filed with the SEC on February 10, 1997; see Exhibit 10c therein)
4	4d	Third Amendment to Senior Notes Agreement — $75,000,000 6.55% Senior Notes due December 16, 2003 by and among The Standard Products Company and Metropolitan Life Insurance Company and certain of its Affiliates dated September 2, 1998	Annual Report Form 10-K (Filed with the SEC on September 16, 1998; see Exhibit 4d therein)

If Incorporated by
Exhibit No.			Reference, Documents
Under Reg. S-K	Form 10-K		with which Exhibit
Item 601	Exhibit No.	Description	Was Previously Filed

4	4e	Senior Notes Agreement — $25,000,000 aggregate principal amount 9.56% Senior Notes due July 1, 1999 by and between the Company and Nationwide Life Insurance Company ($12,000,000), Aid Association for Lutherans ($10,000,000) and Employers Life Insurance Company of Wausau ($3,000,000) dated as of June 30, 1989	Annual Report Form 10-K (Filed with the SEC on September 25, 1989; see Exhibit 4b therein)
4	4f	First and Second Amendments to the Senior Notes Agreement — $25,000,000 aggregate principal amount, dated February 22, 1991 (First Amendment) and, June 30, 1991 (Second Amendment), between the Company and Nationwide Life Insurance Company, Aid Association for Lutherans and Employers Life Insurance Company of Wausau	Annual Report Form 10-K (Filed with the SEC on September 15, 1992; see Exhibit 4f therein)
4	4g	Third Amendment to Senior Notes Agreement aggregate principal amount $25,000,000 dated January 19, 1993, between the Company and Nationwide Life Insurance Company, and Aid Association for Lutherans and Employers Life Insurance Company of Wausau	Annual Report Form 10-K (Filed with the SEC on September 16, 1997)
4	4h	Fourth Amendment to Senior Note Agreement principal amount $3,000,000, dated as of January 31, 1995 by and between the Company and Employers Life Insurance Company of Wausau Fourth Amendment to Senior Note Agreement principal amount $12,000,000 dated as of January 31, 1995 by and between the Company and Nationwide Life Insurance Company

		Fourth Amendment to Senior Note Agreement principal amount $10,000,000 dated as of January 31, 1995 by and between the Company and Aid Association for Lutherans	Annual Report Form 10-K (Filed with the SEC on September 13, 1995)

If Incorporated by
Exhibit No.			Reference, Documents
Under Reg. S-K	Form 10-K		with which Exhibit
Item 601	Exhibit No.	Description	Was Previously Filed

4	4i	Fifth Amendment to Senior Note Agreement dated September 22, 1995, aggregate principal amount $25,000,000 between the Company and Nationwide Life Insurance Company, Aid Association for Lutherans and Employers Life Insurance Company of Wausau	Annual Report Form 10-K (Filed with the SEC on September 16, 1997)
4	4j	Credit Agreement, dated as of January 19, 1993, among The Standard Products Company, as Borrower, and National City Bank, Society National Bank, Comerica Bank and NBD Bank, N.A. and National City, as Agent.	Annual Report Form 10-K (Filed with the SEC on September 14, 1993; see Exhibit 4c therein)
4	4k	First Amendment to Credit Agreement, dated as of April 30, 1994, among The Standard Products Company, as Borrower, and National City Bank, Society National Bank, Comerica Bank and NBD Bank, N.A. and National City, as Agent.	Quarterly Report 10-Q (Filed with the SEC on May 9, 1997; see Exhibit 4e therein)
4	4l	Second Agreement of Amendment to the Credit Agreement, dated as of August 25, 1995, among The Standard Products Company, as borrower, and National City Bank as agent and for itself, Society National Bank, Comerica Bank and NBD Bank	Annual Report Form 10-K (Filed with the SEC on September 16, 1997)
4	4m	Third Agreement of Amendment to the Credit Agreement, dated as of October 25, 1996, among The Standard Products Company, as borrower, and National City Bank as agent and for itself, KeyBank National Association, Comerica Bank and NBD Bank.	Quarterly Report 10-Q (Filed with the SEC on November 14, 1996; see Exhibit 4 therein)
4	4n	Confirmation and Interest Rate and Currency Exchange Agreement, dated November 12, 1993, between the Company and National City Bank	Annual Report Form 10-K (Filed with the SEC on September 13, 1995)
4	4o	Interest Rate and Currency Exchange Agreement, Termination of $7 million in principal amount, dated June 16, 1995 between the Company and National City Bank	Annual Report Form 10-K (Filed with the SEC on September 13, 1995)

If Incorporated by
Exhibit No.			Reference, Documents
Under Reg. S-K	Form 10-K		with which Exhibit
Item 601	Exhibit No.	Description	Was Previously Filed

4	4p	Credit Agreement among The Standard Products Company, Comerica Bank, NBD Bank, KeyBank National Association, The Bank of New York, Harris Trust and Savings Bank, Boston Bank, N.A. and National City Bank, as Agent	Quarterly Report 10-Q (Filed with the SEC on November 14, 1997; see Exhibit 4a therein)
4	4q	First Amendment Agreement among The Standard Products Company, Comerica Bank, NBD Bank, KeyBank National Association, The Bank of New York, Harris Trust and Savings Bank, N.A., and National City Bank, as Agent, Dated December 10, 1998.	Quarterly Report 10-Q (Filed with the SEC on February 12, 1999; see Exhibit 4a therein)
4	4r	Rights Agreement	(Filed with the SEC on February 3, 1999 on Form 8-A File Number 001- 02917; See Exhibit 1 therein)
4	4s	Form of Right Certificate	(Filed with the SEC on February 3, 1999 on Form 8-A File Number 001- 02917; See Exhibit 3 therein)
4	4t	Summary of Rights to Purchase Preferred Shares	(Filed with the SEC on February 3, 1999 on Form 8-A File Number 001- 02917; See Exhibit 4 therein)
10	10a	Supplemental Salaried Pension Plan	Annual Report Form 10-K (Filed with the SEC on September 29, 1986; see Exhibit 10a therein)
10	10b	The Standard Products Company 1985 Employee Incentive Stock Option Plan	Form S-8 Registration No. 33-01558 (Filed with the SEC on November 15, 1985; see Exhibit 4a therein)
10	10c	The Standard Products Company 1989 Employee Incentive Stock Option Plan	Form S-8 Registration No. 33-33612 (Filed with the SEC on February 28, 1990; see Exhibit 4a therein)
10	10d	The Standard Products Company 1991 Employee Stock Option Plan	Form S-8 Registration No. 33-51556 (Filed with the SEC on September 2, 1992; see Exhibit 4c therein)
10	10e	The Standard Products Company 1991 Restricted Stock Plan	Form S-8 Registration No. 33-51554 (Filed with the SEC on September 2, 1992; see Exhibit 4c therein)
10	10f	The Standard Products Company Restricted Stock Agreement between the Company and the Chairman and Chief Executive Officer	Annual Report Form 10-K (Filed with the SEC on September 15, 1992; see Exhibit 10h therein)
10	10g	The Standard Products Company Restricted Stock Agreement between the Company and the President and Chief Operating Officer	Annual Report Form 10-K (Filed with the SEC on September 15, 1992; see Exhibit 10i therein)

If Incorporated by
Exhibit No.			Reference, Documents
Under Reg. S-K	Form 10-K		with which Exhibit
Item 601	Exhibit No.	Description	Was Previously Filed

10	10h	The Standard Products Company Restricted Stock Agreement between the Company and the Executive Vice President-International Operations	Annual Report Form 10-K (Filed with the SEC on September 27, 1996; see Exhibit 10h therein)
10	10i	The Standard Products Company 1993 Employee Stock Option Plan	Form S-8 Registration No. 33-53989 (Filed with the SEC on June 6, 1994; see Exhibit 4 therein)
10	10j	Receivables Purchase Agreement dated as of September 22, 1995 among The Standard Products Funding Corporation as seller and The Standard Products Company as initial Master Servicer and Clipper Receivables Corporation as Purchaser and State Street Boston Capital Corporation as Administrator and National City Bank as Relationship Bank	Quarterly Report Form 10-Q (Filed with the SEC on February 13, 1996; see Exhibit 10a therein)
10	10k	Amendment to Receivables Purchase Agreement	Annual Report Form 10-K (Filed with the SEC on September 16, 1997)
10	10l	Purchase and Sale Agreement dated as of September 22, 1995 among The Standard Products Company, as Originator and Master Servicer, 5 Rubber Corporation, Oliver Rubber Company, and Holm Industries, Inc., as Originators and Servicers, and The Standard Products Funding Corporation, as the Initial Purchaser	Quarterly Report Form 10-Q (Filed with the SEC on February 13, 1996; see Exhibit 10b therein)
10	10m	Standard Products Individual Retirement and Investment Trust Plan	Form S-8 Registration No. 333-01923 (Filed with SEC on March 22, 1996; see Exhibit 4a therein)
10	10n	The Standard Products Company Collectively Bargained Savings and Retirement Plan	Form S-8 Registration No. 333-01921 (Filed with SEC on March 22, 1996; see Exhibit 4a therein)
10	10o	Second Amendment to Receivables Purchase Agreement	Quarterly Report 10-Q (Filed with the SEC on February 10, 1997; see Exhibit 10a therein)
10	10p	The Standard Products Company Restricted Stock Agreement between the Company and the Executive Vice President-Advanced Technology Worldwide	Annual Report Form 10-K (Filed with the SEC on September 16, 1997)
10	10q	The Standard Products Company 1996 Employee Stock Option Plan	Form S-8 Registration Statement No. 333-21225 (Filed with SEC on February 6, 1997; see Exhibit 4(a) therein)

If Incorporated by
Exhibit No.			Reference, Documents
Under Reg. S-K	Form 10-K		with which Exhibit
Item 601	Exhibit No.	Description	Was Previously Filed

10	10r	Letter Re: Employment of J.S. Reid, Jr., dated July 24, 1997.	Annual Report Form 10-K (Filed with the SEC on September 16, 1997)
10	10s	Employment Agreement between the Standard Products Company and Ronald L. Roudebush dated July 1, 1997.	Annual Report Form 10-K (Filed with the SEC on September 16, 1997)
10	10t	Employment Agreement between the Standard Products Company and Theodore K. Zampetis dated September 1, 1997.	Annual Report Form 10-K (Filed with the SEC on September 16, 1997)
10	10u	The Standard Products Company Restricted Stock Agreement between the Company and the Chairman of the Board of Directors dated July 1, 1997.	Annual Report Form 10-K (Filed with the SEC on September 16, 1997)
10	10v	1997 Employee Stock Option Plan	Quarterly Report 10-Q (Filed with the SEC on November 14, 1997; see Exhibit 10a therein)
10	10w	1997 Restricted Stock Option Plan	Quarterly Report 10-Q (Filed with the SEC on November 14, 1997; see Exhibit 10b therein)
10	10x	Third Amendment to Receivables Purchase Agreement	Quarterly Report 10-Q (Filed with the SEC on November 14, 1997; see Exhibit 10c therein)
10	10y	Amendment No. 1 to the Restricted Stock Agreement between the Company and the Vice Chairman and Chief Executive Officer	Annual Report Form 10-K (Filed with the SEC on September 16, 1998; see Exhibit 10g therein)
10	10z	Amendment to Restricted Stock Agreement between the Company and the President and Chief Operating Officer	Annual Report Form 10-K (Filed with the SEC on September 16, 1998; see Exhibit 10z therein)
10	10aa	Amendment No. 2 to the Restricted Stock Agreement between the Company and the President and Chief Operating Officer	Annual Report Form 10-K (Filed with the SEC on September 16, 1998; see Exhibit 10aa therein)
10	10bb	Form of Change in Control Agreement entered into between the Company and certain of its executive officers, other than Messrs. Roudebush and Zampetis
21	21	Subsidiaries of Registrant
23	23	Consent of Independent Accountants
24	24	Power of Attorney
27	27	Financial Data Schedule